Form 10-Q
period 1995-03-31
CAPITAL REALTY INVESTORS TAX EXEMPT FUND LTD PARTNERSHIP
filed 1995-05-11
CIK 799690

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended       March 31, 1995
                         ----------------------



Commission file number           1-9793
                         ----------------------




          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP
    -------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)




               Delaware                                 52-1483643
- - - - -----------------------------------------         ------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)




11200 Rockville Pike, Rockville, Maryland                   20852
- - - - -----------------------------------------         ------------------------
(Address of principal executive officer)                  (Zip Code)




                                 (301) 468-9200
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

     As of May 5, 1995, 2,280,000 (Series I) and 3,238,760 (Series II)
Beneficial Assignee Certificates were outstanding.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995



                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1995
             and December 31, 1994  . . . . . . . . . . . . . . .     1

          Consolidated Statements of Operations - for the
             three months ended March 31, 1995 and 1994 . . . . .     5

          Consolidated Statements of Changes in Partners'
             Capital (Deficit) - for the three months ended
             March 31, 1995 . . . . . . . . . . . . . . . . . . .     7

          Consolidated Statements of Cash Flows - for the three
            months ended March 31, 1995 and 1994  . . . . . . . .     8

          Notes to Consolidated Financial Statements  . . . . . .     12

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . .     23

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .     33

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .     34

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        Series I
                                               --------------------------
                                                 March 31,    December 31,
                                                   1995          1994
                                               ------------   ------------
                                                (Unaudited)
Investment(s) in
  Real estate:
    Land                                       $  2,071,822   $  2,071,822
    Buildings and personal property              35,649,844     35,649,844
                                               ------------   ------------
                                                 37,721,666     37,721,666
    Less:  accumulated depreciation              (7,243,894)    (6,877,327)
                                               ------------   ------------
                                                 30,477,772     30,844,339
  Mortgage revenue bond                           1,600,000      1,600,000

Cash and cash equivalents                           100,361        103,864
Restricted cash and cash equivalents              1,604,307      1,251,815
Marketable securities                               563,603      1,089,522
Working capital reserves
  invested in marketable securities               1,037,460        921,929
Receivables and other assets                        298,173        393,469
                                               ------------   ------------

     Total assets                              $ 35,681,676   $ 36,204,938
                                               ============   ============


















                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                        Series I
                                               --------------------------
                                                  As of           As of
                                                 March 31,    December 31,
                                                   1995           1994
                                               ------------   ------------
                                               (Unaudited)
Distributions payable                          $    621,881   $  1,151,631
Accrued mortgage administration and
  servicing fees due to related parties           1,159,734      1,093,242
Other liabilities related to real
  estate operations                                 940,027        688,704
Deferred revenue                                    710,118        710,118
Accounts payable and accrued expenses                61,582         77,235
                                               ------------   ------------

     Total liabilities                            3,493,342      3,720,930
                                               ------------   ------------

Partners' capital (deficit):
  General Partner                                  (211,966)      (208,980)
  Beneficial Assignee Certificates
   (BACs) - issued and outstanding
   (2,280,000 of Series I BACs
   and 3,238,760 of Series II BACs)              32,400,300     32,692,988
                                               ------------   ------------

     Total partners' capital                     32,188,334     32,484,008
                                               ------------   ------------
     Total liabilities and partners'
       capital                                 $ 35,681,676   $ 36,204,938
                                               ============   ============













                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                        Series II
                                               --------------------------
                                                 March 31,    December 31,
                                                   1995          1994
                                               ------------   ------------
                                                (Unaudited)
Investment(s) in
  Real estate:
    Land                                       $  4,945,198   $  4,945,198
    Buildings and personal property              51,436,807     51,436,807
                                               ------------   ------------
                                                 56,382,005     56,382,005
    Less:  accumulated depreciation              (9,980,259)    (9,481,589)
                                               ------------   ------------
                                                 46,401,746     46,900,416
  Mortgage revenue bond                                  --             --

Cash and cash equivalents                            11,355        101,283
Restricted cash and cash equivalents              1,931,944      1,526,228
Marketable securities                               842,870      1,447,843
Working capital reserves
  invested in marketable securities               1,679,355      1,646,746
Receivables and other assets                        384,721        457,368
                                               ------------   ------------
     Total assets                              $ 51,251,991   $ 52,079,884
                                               ============   ============


















                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                                        Series II
                                               --------------------------
                                                   As of         As of
                                                 March 31,    December 31,
                                                   1995          1994
                                               ------------   ------------
                                               (Unaudited)
Distributions payable                          $    883,387   $  1,635,903
Accrued mortgage administration and
  servicing fees due to related parties           1,749,672      1,670,426
Other liabilities related to real
  estate operations                                 788,650        461,336
Deferred revenue                                    594,180        594,180
Accounts payable and accrued expenses                75,383         99,475
                                               ------------   ------------
     Total liabilities                            4,091,272      4,461,320
                                               ------------   ------------

Partners' capital (deficit):
  General Partner                                  (275,539)      (270,915)
  Beneficial Assignee Certificates
   (BACs) - issued and outstanding
   (2,280,000 of Series I BACs
   and 3,238,760 of Series II BACs)              47,436,258     47,889,479
                                               ------------   ------------

     Total partners' capital                     47,160,719     47,618,564
                                               ------------   ------------

     Total liabilities and partners'
       capital                                 $ 51,251,991   $ 52,079,884
                                               ============   ============












                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                        Series I
                                               --------------------------
                                                 March 31,    December 31,
                                                   1995           1994
                                               ------------   ------------
                                                (Unaudited)
Income from investments in real estate:
  Rental revenue                               $  1,483,053   $  1,385,474
  Rental expenses                                  (772,616)      (799,675)
  Depreciation                                     (366,567)      (395,153)
                                               ------------   ------------

  Net rental income                                 343,870        190,646

  Mortgage revenue bond interest                     32,000         32,001
                                               ------------   ------------
                                                    375,870        222,647
                                               ------------   ------------
Other income (expenses):
  Interest and other income                          12,323          7,968
  General and administrative                        (50,626)       (45,032)
  Professional fees                                 (11,360)       (10,943)
                                               ------------   ------------
                                                    (49,663)       (48,007)
                                               ------------   ------------

Net income                                     $    326,207   $    174,640
                                               ============   ============
Net income allocated to General
  Partner (1.01%)                              $      3,295   $      1,764
                                               ============   ============

Net income allocated to BAC
  Holders (98.99%)                             $    322,912   $    172,876
                                               ============   ============

Net income per BAC                             $       0.14   $       0.08
                                               ============   ============

BACs outstanding                                  2,280,000      2,280,000
                                               ============   ============




                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Series II
                                               --------------------------
                                                 March 31,    December 31,
                                                   1995           1994
                                               ------------   ------------
                                                (Unaudited)
Income from investments in real estate:
  Rental revenue                               $  2,057,238   $  1,956,596
  Rental expenses                                (1,081,001)    (1,074,439)
  Depreciation                                     (498,670)      (510,824)
                                               ------------   ------------

  Net rental income                                 477,567        371,333
                                               ------------   ------------
Other income (expenses):
  Interest and other income                          23,032         23,885
  General and administrative                        (60,962)       (57,212)
  Professional fees                                 (14,095)       (19,585)
                                               ------------   ------------
                                                    (52,025)       (52,912)
                                               ------------   ------------

Net income                                     $    425,542   $    318,421
                                               ============   ============

Net income allocated to General
  Partner (1.01%)                              $      4,298   $      3,216
                                               ============   ============

Net income allocated to BAC
  Holders (98.99%)                             $    421,244   $    315,205
                                               ============   ============

Net income per BAC                             $       0.13   $       0.10
                                               ============   ============

BACs outstanding                                  3,238,760      3,238,760
                                               ============   ============








                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                    For the three months ended March 31, 1995

                                   (Unaudited)


                                               SERIES I
                                ------------------------------------------
                                 Beneficial
                                  Assignee
                                Certificate      General
                                  Holders        Partner       Total
                                ------------   -----------  ------------
Balance, December 31, 1994      $ 32,692,988   $  (208,980) $ 32,484,008

  Net income                         322,912         3,295       326,207

  Distributions paid or accrued
    of $0.27 per BAC (including
    return of capital of $0.13
    per BAC)                        (615,600)       (6,281)     (621,881)
                                ------------   -----------  ------------
Balance, March 31, 1995         $ 32,400,300   $  (211,966) $ 32,188,334
                                ============   ===========  ============


                                               SERIES II
                                ------------------------------------------
                                 Beneficial
                                  Assignee
                                Certificate      General
                                  Holders        Partner       Total
                                ------------   -----------  ------------
Balance, December 31, 1994      $ 47,889,479   $  (270,915) $ 47,618,564

  Net income                         421,244         4,298       425,542

  Distributions paid or accrued
    of $0.27 per BAC (including
    return of capital of $0.14
    per BAC)                        (874,465)       (8,922)     (883,387)
                                ------------   -----------  ------------
Balance, March 31, 1995         $ 47,436,258   $  (275,539) $ 47,160,719
                                ============   ===========  ============




                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                        Series I
                                               --------------------------
                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from operating activities:
  Net income                                   $    326,207   $    174,640
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                    366,567        395,153
  Changes in assets and liabilities:
    Increase in restricted cash and
      cash equivalents                             (352,492)      (372,072)
    Decrease (increase) in receivables and
      other assets                                   95,296           (133)
    Increase in accrued mortgage
      administration and servicing fees
      due to related parties                         66,492        123,300
    Decrease in accounts payable and
      accrued expenses                              (15,653)       (17,607)
    Increase in other liabilities related
      to real estate operations                     251,323        240,921
                                               ------------   ------------

       Net cash provided by operating
         activities                                 737,740        544,202
                                               ------------   ------------

Cash flows from investing activities:
  Net sales of marketable securities                525,919        926,875
  Net (deposits to) withdrawal from
    working capital reserves invested
    in marketable securities                       (115,531)        36,020
                                               ------------   ------------

       Net cash provided by investing
         activities                                 410,388        962,895
                                               ------------   ------------





                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                                   (Unaudited)

                                                        Series I
                                               --------------------------
                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from financing activities:
  Distributions to BAC Holders and
    General Partners                             (1,151,631)    (1,151,631)
                                               ------------   ------------

Net (decrease) increase in cash and cash
  equivalents                                        (3,503)       355,466
                                               ------------   ------------

Cash and cash equivalents, beginning
  of period                                         103,864         33,549
                                               ------------   ------------

Cash and cash equivalents, end of period       $    100,361   $    389,015
                                               ============   ============
























                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                        Series II
                                               --------------------------
                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from operating activities:
  Net income                                   $    425,542   $    318,421
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                    498,670        510,824
  Changes in assets and liabilities:
    Increase in restricted cash and
      cash equivalents                             (405,716)      (392,689)
    Decrease in receivables and
      other assets                                   72,647         64,726
    Increase in accrued mortgage
      administration and servicing fees
      due to related parties                         79,246         97,825
    Decrease in accounts payable and
      accrued expenses                              (24,092)       (22,959)
    Increase in other liabilities related
      to real estate operations                     327,314        281,138
                                               ------------   ------------

       Net cash provided by operating
         activities                                 973,611        857,286
                                               ------------   ------------

Cash flows from investing activities:
  Net sales of marketable securities                604,973        737,740
  Net deposits to working capital reserves
    invested in marketable securities               (32,609)       (63,379)
                                               ------------   ------------

       Net cash provided by investing
         activities                                 572,364        674,361
                                               ------------   ------------






                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                                   (Unaudited)

                                                        Series II
                                               --------------------------
                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from financing activities:
  Distributions to BAC Holders and
    General Partners                             (1,635,903)    (1,635,903)
                                               ------------   ------------

Net decrease in cash and cash equivalents           (89,928)      (104,256)

Cash and cash equivalents, beginning
  of period                                         101,283        202,810
                                               ------------   ------------

Cash and cash equivalents, end of period       $     11,355   $     98,554
                                               ============   ============


























                   The accompanying notes are an integral part of these consolidated financial statements.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRITEF Associates Limited Partnership (the General Partner), the accompanying unaudited consolidated financial statements of Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of March 31, 1995 and December 31, 1994, and the results of its consolidated operations for the three months ended March 31, 1995 and 1994 and its consolidated cash flows for the three months ended March 31, 1995 and 1994.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

     The Partnership's consolidated balance sheets reflect the financial position of the properties for the dates presented. The Partnership's consolidated statements of income include the rental income, rental expenses and depreciation of nine of its ten properties, exclusive of debt service due to the Partnership, as a result of the receipt of deeds in lieu of foreclosure. The underlying real estate for Observatory II (formerly known as Greenhaven) in Series I is not included in this consolidation because the investment is accounted for as a loan for financial statement purposes.

     Certain amounts in the 1994 financial statements have been reclassified to conform to 1995 presentation.

2.   INVESTMENTS

                                    SERIES I
                                    --------

     Series I invested in five federally tax-exempt mortgage revenue bonds with a current aggregate principal amount of $44,155,000. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by foreclosure or deed in lieu of foreclosure to nominees of the Partnership (Observatory II was subsequently sold to an unaffiliated third party and the
related bond modified).   As a result, the Partnership accounts for four of the
five investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the Investments in Real Estate in the amounts of $30,477,772 and $30,844,339 as of March 31, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or in-substance foreclosure (ISF). The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS - Continued

purposes and the tax-exempt nature of the mortgage revenue bond interest. Additionally, the Partnership accounts for the investment in the Observatory II mortgage revenue bond as a loan with a carrying value of $1,600,000 as of both March 31, 1995 and December 31, 1994.

     No significant events have occurred during the three months ended March 31, 1995 in connection with the Series I properties.

                                    SERIES II
                                    ---------

     Series II invested in five federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $62,608,001. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by deed in lieu of foreclosure to nominees of the Partnership. As a result, the Partnership accounts for these investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the Investments in Real Estate in the amounts of $46,401,746 and $46,900,416 as of March 31, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or ISF. The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest.

     The following is an update of significant events affecting the Series II properties during the three months ended March 31, 1995:

Ethan's Ridge and Ethan's Glen IIB
- - - - ----------------------------------

     In April 1995, Ethan's Ridge and Ethan's Glen IIB suffered damage to certain roofs due to a severe hail storm. Insurance adjusters are currently examining the damage to determine the number of affected buildings, and whether the roofs can be repaired or if replacement is necessary. An estimate of the damage is not currently available. It is expected that the cost to repair or replace the damaged roofs will be covered by the property's insurance carrier, less a minimal deductible. Due to the nature of the required repairs, occupancy levels at the property are not expected to decrease as a result of ongoing repair work.


                                 SERIES I and II
                                 ---------------

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner, that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the Internal Revenue Service (IRS) issued proposed regulations in connection with the modification of debt instruments.
If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS - Continued

a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The General Partner continues to believe that these bonds remain tax-exempt. The General Partner will continue its efforts, which include the transfer of title on the properties to nominees, in an attempt to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

3.   DISTRIBUTIONS TO BAC HOLDERS

     The Partnership expects to continue to make distributions to BAC Holders on a semi-annual basis. There are no legal restrictions on the Partnership's present or future ability to make cash distributions. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II in Series I), therefore, the distributions to BAC Holders may fluctuate from current levels. The General Partner has undertaken various measures in an attempt to stabilize the properties' operations. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1995 distribution for both Series I and Series II to approximate $1.08 per BAC.

                                    SERIES I
                                    --------

     The following distributions were accrued to BAC Holders of record during the three months ended March 31, 1995 and 1994:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued


                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
- - - - -------------          -----------   -------    -----------   -------
March 31               $   615,600   $  0.27    $   570,000   $  0.25
                       ===========   =======    ===========   =======


     Distributions to BAC Holders for the three months ended March 31, 1995 and 1994 were funded as follows:


                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash Available for Distribution:
  Cash flow from the Partnership's
    operations                                 $    737,412   $    539,796

  Net (deposits to) withdrawals from working
    capital reserves                               (115,531)        36,020
                                               ------------   ------------

        Total cash available for distribution  $    621,881   $    575,816
                                               ============   ============

  Distributions to:

    General partner (1.01%)                    $      6,281   $      5,816
                                               ============   ============

    BAC Holders (98.99%)                       $    615,600   $    570,000
                                               ============   ============


     The General Partner expects the distribution for the quarter ending June 30, 1995 to total approximately $0.27 per BAC, payable to Series I BAC Holders of record as of the last day in each month during this period.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                    SERIES II
                                    ---------

     The following distributions were accrued to BAC Holders of record during the three months ended March 31, 1995 and 1994:


                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
- - - - -------------          -----------   -------    -----------   -------
March 31               $   874,465   $  0.27    $   809,690   $  0.25
                       ===========   =======    ===========   =======

     Distributions to BAC Holders for the three months ended March 31, 1995 and 1994 were funded as follows:


                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash Available for Distribution:
  Cash flow from the Partnership's
    operations                                 $    915,996   $    881,330
  Net deposits to working capital reserves          (32,609)       (63,379)
                                               ------------   ------------
        Total cash available for distribution  $    883,387   $    817,951
                                               ============   ============
  Distributions to:
    General partner (1.01%)                    $      8,922   $      8,261
                                               ============   ============
    BAC Holders (98.99%)                       $    874,465   $    809,690
                                               ============   ============

     The General Partner expects the distribution for the quarter ending June 30, 1995 to total approximately $0.27 per BAC, payable to Series II BAC Holders of record as of the last day in each month during this period.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.   INCOME TAXES

     For income tax purposes, base interest income is accrued when earned. The accrual of interest is discontinued when, at the time of accrual, ultimate collectibility of the interest due is considered unlikely. Once a loan has been placed on a non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the uncertainty of collection of unpaid base interest is eliminated. As of December 31, 1993, all loans except Observatory II were placed on a non-accrual status for income tax purposes; therefore, income was recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. No contingent interest was recognized for the three months ended March 31, 1995 and 1994.

     A publicly traded partnership is treated as a corporation for income tax purposes unless it meets certain exceptions. To qualify under these exceptions, the General Partner annually invests in de minimus taxable investments for both Series I and Series II.


                                    SERIES I
                                    --------

     As discussed in Note 2, four of the five investments in Series I mortgage revenue bonds are accounted for as investments in real estate for financial statement purposes as of March 31, 1995. However, for federal income tax purposes, the investments in all of the mortgage revenue bonds are treated as loans, interest on which is exempt from federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Financial statement net income                 $    326,207   $    174,640
  Municipal interest income not recognized (1)      755,076        552,788
  Rental income, net (2)                           (343,870)      (190,646)
                                               ------------   ------------
Municipal income, net for tax purposes         $    737,413   $    536,782
                                               ============   ============
Municipal income per BAC outstanding           $       0.32   $       0.23
                                               ============   ============

(1) Represents the adjustment for interest income received or receivable during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net rental income from investments accounted for as real estate.

     Although the Partnership accounted for four of the five mortgage loan investments as real estate for financial statement purposes during the three

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INCOME TAXES - Continued

months ended March 31, 1995 and 1994 and reclassified the cash flow from the properties as rental income and expense, the Partnership continued to charge the borrowers interest under the terms of the original loans and interest on unpaid base interest. The Observatory II mortgage revenue bond investment is not shown in the table below since it pays all debt service currently. The following tables summarize the full interest payments for the three months ended March 31, 1995 and 1994 that are due to the Partnership from the properties:


                         For the three months ended March 31, 1995
                   ----------------------------------------------------
                                   Base            Base
                                 Interest        Interest      Current
                   Current Base  Paid From       Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Royal Oaks         $    267,324  $   213,415   $          --  $   53,909
Trailway Pond           115,122       63,194              --      51,928
Valley Creek            331,588      237,721              --      93,867
White Bear Woods        327,731      246,866              --      80,865
                   ------------  -----------   -------------  ----------
                   $  1,041,765  $   761,196   $          --  $  280,569
                   ============  ===========   =============  ==========


                         For the three months ended March 31, 1994
                   ----------------------------------------------------
                                   Base            Base
                                 Interest        Interest      Current
                   Current Base  Paid From       Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Royal Oaks         $    267,324  $   147,496   $          --  $  119,828
Trailway Pond           115,122       48,661              --      66,461
Valley Creek            331,588      189,255              --     142,333
White Bear Woods        327,731      178,766              --     148,965
                   ------------  -----------   -------------  ----------
                   $  1,041,765  $   564,178   $          --  $  477,587
                   ============  ===========   =============  ==========

(1) Although these loans were placed on non-accrual status for income tax purposes, the Partnership continues to charge the borrowers interest on unpaid base interest, which totalled $176,696 and $126,769 for the three months ended March 31, 1995 and 1994, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INCOME TAXES - Continued

                                    SERIES II
                                    ---------

     As discussed in Note 2, the five investments in Series II mortgage revenue bonds are accounted for as investments in real estate for financial statement purposes as of March 31, 1995. However, for federal income tax purposes, the investments in these mortgage revenue bonds are treated as loans, interest on which is exempt from federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Financial statement net income                 $    425,542   $    318,421

  Municipal interest income not recognized (1)      968,019        934,240
  Rental income, net (2)                           (477,567)      (371,333)
                                               ------------   ------------
Municipal income, net for tax purposes         $    915,994   $    881,328
                                               ============   ============
Municipal income per BAC outstanding           $       0.28   $       0.27
                                               ============   ============

(1) Represents the adjustment for interest income received or receivable during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net rental income from investments accounted for as real estate.

     Although the Partnership accounted for all of the mortgage loan investments as real estate for financial statement purposes during the three months ended March 31, 1995 and 1994 and reclassified the cash flow from the properties as rental income and expense, the Partnership continued to charge the borrowers interest under the terms of the original loans and interest on unpaid base interest. The following tables summarize the full interest payments for the three months ended March 31, 1995 and 1994 that are due to the Partnership from the properties:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INCOME TAXES - Continued


                         For the three months ended March 31, 1995
                   ----------------------------------------------------
                                   Base            Base
                                 Interest        Interest      Current
                   Current Base  Paid From       Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Ethan's Ridge and
  Ethan's Glen IIB $    379,688  $   310,916   $          --  $   68,772
Fountain Place          496,375      330,846              --     165,529
James Street
  Crossing              333,939      261,980              --      71,959
Trailway Pond II        250,750      146,766              --     103,984
                   ------------  -----------   -------------  ----------

                   $  1,460,752  $ 1,050,508   $          --  $  410,244
                   ============  ===========   =============  ==========


                         For the three months ended March 31, 1994
                   ----------------------------------------------------
                                   Base            Base
                                 Interest        Interest      Current
                   Current Base  Paid From       Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Ethan's Ridge and
  Ethan's Glen IIB $    379,688  $   297,000   $          --  $   82,688
Fountain Place          496,375      278,492              --     217,883
James Street
  Crossing              333,939      239,754              --      94,185
Trailway Pond II        250,750      100,569              --     150,181
                   ------------  -----------   -------------  ----------

                   $  1,460,752  $   915,815   $          --  $  544,937
                   ============  ===========   =============  ==========

(1) Although certain loans were placed on non-accrual status for income tax purposes, the Partnership continues to charge the borrowers interest on unpaid base interest, which totalled $274,821 and $188,083 for the three months ended March 31, 1995 and 1994, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or from partners of the borrowers.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


5.   RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates are entitled to receive reimbursements from the Partnership for actual costs and expenses incurred in connection with the operation of the Partnership.


                                    SERIES I
                                    --------

     Expense reimbursements to an affiliate of the General Partner for the three months ended March 31, 1995 and 1994 were $33,044 and $36,375, respectively. These expenses are included in general and administrative expense in the consolidated statements of income.

     CRICO Mortgage Company, Inc. (CRICO Mortgage), an affiliate of the General Partner, is entitled to annual mortgage administration and servicing fees from the borrowers which are payable from operating revenues each month after payment of debt service on the mortgage loan. Unpaid fees of $1,159,734 and $1,093,242 were due to this affiliate as of March 31, 1995 and December 31, 1994, respectively. The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. During each of the three months ended March 31, 1995 and 1994, the fees paid by the borrowers totalled $2,500.

     CRICO Mortgage Company, Inc. and two other affiliates of the General Partner are currently considering a merger with a publicly traded REIT. If the merger is completed, the right to receive all or a substantial portion of the accrued and unpaid mortgage administration and servicing fees as of the date of the merger will be transferred from CRICO Mortgage Company, Inc. to CRI or an affiliate of CRI. After the merger, the mortgage administration and servicing fees will be performed by an affiliate of the REIT and mortgage administration and servicing fees will be paid to that entity. This proposed merger will not result in any increase in fees or changes in the amount of fees which are currently payable. The merger is subject to the performance of certain conditions and there is no guarantee the merger will be consummated.

     In addition, CRICO Management of Minnesota, Inc. (CRICO Minnesota), an affiliate of the General Partner, provided property management services to White Bear Woods, Trailway Pond, Royal Oaks and Valley Creek through January 31, 1994. Management fees of $16,916 were paid or accrued to this affiliate of the General Partner by the properties for the month ended January 31, 1994. On February 1, 1994, CRICO Minnesota contributed its property management contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

5.   RELATED PARTY TRANSACTIONS - Continued

                                    SERIES II
                                    ---------

     Expense reimbursements to an affiliate of the General Partner for the three months ended March 31, 1995 and 1994, were $37,613 and $40,258, respectively. These expenses are included in general and administrative expense in the consolidated statements of income.

     CRICO Mortgage is entitled to annual mortgage administration and servicing fees from the borrowers which are payable from operating revenues each month after payment of debt service on the mortgage loan. Unpaid fees of $1,749,672 and $1,670,426 were due to this affiliate as of March 31, 1995 and December 31, 1994, respectively. The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. During the three months ended March 31, 1995 and 1994, no fees were paid by the borrowers.

     CRICO Mortgage Company, Inc. and two other affiliates of the General Partner are currently considering a merger with a publicly traded REIT. If the merger is completed, the right to receive all or a substantial portion of the accrued and unpaid mortgage administration and servicing fees as of the date of the merger will be transferred from CRICO Mortgage Company, Inc. to CRI or an affiliate of CRI. After the merger, the mortgage administration and servicing fees will be performed by an affiliate of the REIT and mortgage administration and servicing fees will be paid to that entity. This proposed merger will not result in any increase in fees or changes in the amount of fees which are currently payable. The merger is subject to the performance of certain conditions and there is no guarantee the merger will be consummated.

     In addition, CRICO Minnesota provided property management services to Trailway Pond II, Ethan's Ridge and Ethan's Glen IIB through January 31, 1994. Additionally, CRICO Management Northwest, Inc. (CRICO Northwest) provided property management services to James Street Crossing. Management fees of $15,446 were paid or accrued to these affiliates of the General Partner by the properties for the month ended January 31, 1994. On February 1, 1994, CRICO Minnesota and CRICO Northwest contributed their property management contracts and personnel to CAPREIT.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                    Business
                                    --------

                                    SERIES I
                                    --------

     Series I invested in five federally tax-exempt mortgage revenue bonds with a current aggregate principal amount of $44,155,000. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by foreclosure or deed in lieu of foreclosure to nominees of the Partnership (Observatory II was subsequently sold to an unaffiliated third party and the
related bond modified).   As a result, the Partnership accounts for four of the
five investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the Investments in Real Estate in the amounts of $30,477,772 and $30,844,339 as of March 31, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or in-substance foreclosure (ISF). The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest. Additionally, the Partnership accounts for the investment in the Observatory II mortgage revenue bond as a loan with a carrying value of $1,600,000 as of both March 31, 1995 and December 31, 1994.

     No significant events have occurred during the three months ended March 31, 1995 in connection with Series I properties.


                                    SERIES II
                                    ---------

     Series II invested in five federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $62,608,001. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by deed in lieu of foreclosure to nominees of the Partnership. As a result, the Partnership accounts for these investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the Investments in Real Estate in the amounts of $46,401,746 and $46,900,416 as of March 31, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or ISF. The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest.

     The following is an update of significant events affecting the Series II properties during the three months ended March 31, 1995:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


Ethan's Ridge and Ethan's Glen IIB
- - - - ----------------------------------

     In April 1995, Ethan's Ridge and Ethan's Glen IIB suffered damage to certain roofs due to a severe hail storm. Insurance adjusters are currently examining the damage to determine the number of affected buildings, and whether the roofs can be repaired or if replacement is necessary. An estimate of the damage is not currently available. It is expected that the cost to repair or replace the damaged roofs will be covered by the property's insurance carrier, less a minimal deductible. Due to the nature of the required repairs, occupancy levels at the property are not expected to decrease as a result of ongoing repair work.

                        Financial Condition and Liquidity
                        ---------------------------------

     The primary sources of the Partnership's future cash flows are expected to be from receipts of base interest on the mortgage loans, which are dependent upon the net operating income of the properties. Therefore, the Partnership's investment in the mortgage revenue bonds is subject to the general risks inherent to the ownership of real property. These risks include reduction in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, and adverse changes in local conditions. The General Partner expects that the properties transferred to nominees of the Partnership will continue to generate sufficient cash flow to pay all operating expenses, meet escrow deposit requirements and pay some, but not all, of the base interest due to the Partnership. The Partnership has no material commitments for capital expenditures. However, the nominee owner of James Street Crossing (Series II) may be required to fund approximately $100,000 to $150,000 for environmental mitigation if such an obligation is determined to run with the land at the property. If required, such funding could be provided from the property's cash flow or from existing replacement reserves. Because the nominee owner of James Street Crossing believes that the obligation does not run with the land at the property, the financial statements do not include an adjustment for this obligation.

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner, that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the Internal Revenue Service (IRS) issued proposed regulations in connection with the modification of debt instruments.
If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The General Partner continues to believe that these bonds remain tax-exempt. The General Partner will continue its efforts, which include the transfer of title on the properties to nominees, in an attempt to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Based on current market conditions, to maximize overall yields and residual proceeds upon the sale or refinancing of the properties acquired in settlement of loans, it may be necessary for the nominees to hold the properties through longer periods within the terms of the respective mortgage revenue bonds, rather than the shorter existing loan terms. On an ongoing basis, the General Partner monitors the real estate market to assess an appropriate holding period for the properties. If conditions warrant in future years, the General Partner may recommend for investor approval extension of certain mortgage loan maturity dates and arrange for related adjustments of the pertinent mortgage revenue bonds, as needed.

     The Partnership expects to continue to make distributions to BAC Holders on a semi-annual basis. There are no legal restrictions on the Partnership's present or future ability to make cash distributions. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II in Series I), therefore, the distributions to BAC Holders may fluctuate from current levels. The General Partner has undertaken various measures in an attempt to stabilize the properties' operations. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1995 distribution for both Series I and Series II to approximate $1.08 per BAC.


                                    SERIES I
                                    --------

     The following distributions were accrued to BAC Holders of record during the three months ended March 31, 1995 and 1994:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------

Quarter Ended             Total      Per BAC       Total      Per BAC
- - - - -------------          -----------   -------    -----------   -------
March 31               $   615,600   $  0.27    $   570,000   $  0.25
                       ===========   =======    ===========   =======


     Distributions to BAC Holders for the three months ended March 31, 1995 and 1994 were funded as follows:


                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash Available for Distribution:
  Cash flow from the Partnership's
    operations                                 $    737,412   $    539,796

  Net (deposits to) withdrawals from working
    capital reserves                               (115,531)        36,020
                                               ------------   ------------

        Total cash available for distribution  $    621,881   $    575,816
                                               ============   ============
  Distributions to:

    General partner (1.01%)                    $      6,281   $      5,816
                                               ============   ============
    BAC Holders (98.99%)                       $    615,600   $    570,000
                                               ============   ============

     The General Partner expects the distribution for the quarter ending June 30, 1995 to total approximately $0.27 per BAC, payable to Series I BAC Holders of record as of the last day in each month during this period.

     As of March 31, 1995, Series I had cash and cash equivalents of $100,361, unrestricted marketable securities of $563,603, restricted cash and cash equivalents of $1,604,307 and working capital reserves invested in marketable securities of $1,037,460. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


brokerage houses. Realized gains and losses on the sale of marketable securities was determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three months ended March 31, 1995 as the cost for the tax-exempt municipal bonds approximated market value throughout the first quarter of 1995.

     The Partnership closely monitors its cash flow and liquidity position for Series I in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series I's net cash provided by operating activities, which consists primarily of receipt of base interest on mortgage loans, for the three months ended March 31, 1995, was adequate to support operating requirements and declared distributions to BAC Holders and the General Partners. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders.


                                    SERIES II
                                    ---------

     The following distributions were accrued to BAC Holders of record during the three months ended March 31, 1995 and 1994:


                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
- - - - -------------          -----------   -------    -----------   -------
March 31               $   874,465   $  0.27    $   809,690   $  0.25
                       ===========   =======    ===========   =======

     Distributions to BAC Holders for the three months ended March 31, 1995 and 1994 were funded as follows:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash Available for Distribution:
  Cash flow from the Partnership's
    operations                                 $    915,996   $    881,330

  Net deposits to working capital reserves          (32,609)       (63,379)
                                               ------------   ------------

        Total cash available for distribution  $    883,387   $    817,951
                                               ============   ============

  Distributions to:

    General partner (1.01%)                    $      8,922   $      8,261
                                               ============   ============
    BAC Holders (98.99%)                       $    874,465   $    809,690
                                               ============   ============

     The General Partner expects the distribution for the quarter ending June 30, 1995 to total approximately $0.27 per BAC, payable to Series II BAC Holders of record as of the last day in each month during this period.

     As of March 31, 1995, Series II had cash and cash equivalents of $11,355, unrestricted marketable securities of $842,870, restricted cash and cash equivalents of $1,931,944 and working capital reserves invested in marketable securities of $1,679,355. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. Realized gains and losses on the sale of marketable securities was determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three months ended March 31, 1995 as the cost for the tax-exempt municipal bonds approximated market value throughout the first quarter of 1995.

     The Partnership closely monitors its cash flow and liquidity position for Series II in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series II's net cash provided by operating activities, which consists primarily of receipt of base interest on mortgage loans, for the three months ended March 31, 1995, was adequate to support operating requirements and declared distributions to BAC Holders and the General Partners. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              Results of Operations
                              ---------------------

                                    SERIES I
                                    --------

     Series I's net income for the three months ended March 31, 1995 increased from the corresponding period in 1994 primarily due to an increase in rental revenue resulting from an increase in rental rates and occupancy levels at all properties, and a decrease in depreciation expense as a result of the use of an accelerated method for personal property. Contributing to the increase in net income was a decrease in rental expenses primarily due to a reduction in non-recurring repairs and maintenance costs at certain properties.


                                    SERIES II
                                    ---------

     Series II's net income for the three months ended March 31, 1995 increased from the corresponding period in 1994 primarily due to an increase in rental revenue resulting from an increase in rental rates and occupancy levels at certain properties.

     Presented below is a summary of the rental operations for the three months ended March 31, 1995 and 1994 of each of the properties accounted for as Investments in Real Estate in which Series I and II have invested.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                    SERIES I
                                    --------

                                             Average Physical
Name of Investment         No. of               Occupancy
Rental Property            Rental          for the three months
and Location               Units             ended March 31,
- - - - ------------------         ------          --------------------
                                           1995           1994
                                           ----           ----
Observatory II
  Burnsville, MN(3)           75           100%            98%
Royal Oaks
  Eagan, MN                  231           100%            93%
Trailway Pond
  Burnsville, MN              75            97%            94%
Valley Creek
  Woodbury, MN               225            96%            92%
White Bear Woods
  White Bear Lake, MN        225            97%            93%
                           -----           ---            ---
                             831            98%            93%
                           =====           ===            ===


                                    SERIES II
                                    ---------

                                             Average Physical
Name of Investment         No. of               Occupancy
Rental Property            Rental          for the three months
and Location               Units             ended March 31,
- - - - ------------------         ------          --------------------
                                           1995           1994
                                           ----           ----
Ethan's Ridge and
  Ethan's Glen IIB
  Kansas City, MO            364            94%            93%
Fountain Place
  Eden Prairie,MN            332            94%            94%
James Street Crossing
  Kent, WA                   300            98%            93%
Trailway Pond II
  Burnsville, MN             165            97%            88%
                           -----           ---            ---
                           1,161            95%            93%
                           =====           ===            ===

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                    SERIES I
                                    --------

                                             Base Interest Paid From
Name of Investment         No. of            Properties' Operations(1)
Rental Property            Rental           for the three months ended
and Location               Units                    March 31,
- - - - ------------------         ------          ---------------------------
                                               1995           1994
                                           ------------   ------------
Observatory II
  Burnsville, MN(3)           75           $         --   $         --
Royal Oaks
  Eagan, MN                  231                213,415        147,496
Trailway Pond
  Burnsville, MN              75                 63,194         48,661
Valley Creek
  Woodbury, MN               225                237,721        189,255
White Bear Woods
  White Bear Lake, MN        225                246,866        178,766
                           -----           ------------   ------------
                             831           $    761,196   $    564,178
                           =====           ============   ============


                                    SERIES II
                                    ---------

                                             Base Interest Paid From
Name of Investment         No. of            Properties' Operations(1)
Rental Property            Rental           for the three months ended
and Location               Units                    March 31,
- - - - ------------------         ------          ---------------------------
                                               1995           1994
                                           ------------   ------------
Ethan's Ridge and
  Ethan's Glen IIB
  Kansas City, MO            364           $    310,916   $    297,000
Fountain Place
  Eden Prairie,MN            332                330,846        278,492
James Street Crossing
  Kent, WA                   300                261,980        239,754
Trailway Pond II
  Burnsville, MN             165                146,766        100,569
                           -----           ------------   ------------
                           1,161           $  1,050,508   $    915,815
                           =====           ============   ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                    SERIES I
                                    --------

                                              Net Rental Operating
Name of Investment         No. of                   Income (2)
Rental Property            Rental          for the three months ended
and Location               Units                    March 31,
- - - - ------------------         ------          --------------------------
                                              1995           1994
                                           -----------    -----------
Observatory II
  Burnsville, MN(3)           75           $        --    $        --
Royal Oaks
  Eagan, MN                  231               242,031         185,710
Trailway Pond
  Burnsville, MN              75                60,594          53,851
Valley Creek
  Woodbury, MN               225               238,576         195,782
White Bear Woods
  White Bear Lake, MN        225               224,237         223,217
                           -----           -----------    ------------
                             831           $   765,438    $    658,560
                           =====           ===========    ============


                                    SERIES II
                                    ---------

                                              Net Rental Operating
Name of Investment         No. of                   Income (2)
Rental Property            Rental          for the three months ended
and Location               Units                    March 31,
- - - - ------------------         ------          --------------------------
                                              1995           1994
                                           -----------    -----------
Ethan's Ridge and
  Ethan's Glen IIB
  Kansas City, MO            364           $   317,925    $   306,965
Fountain Place
  Eden Prairie,MN            332               371,131        326,337
James Street Crossing
  Kent, WA                   300               244,787        277,054
Trailway Pond II
  Burnsville, MN             165               140,705        110,416
                           -----           -----------    -----------
                           1,161           $ 1,074,548    $ 1,020,772
                           =====           ===========    ===========

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


(1) Exclusive of amount paid to the Partnership from properties' reserves, mortgage loan proceeds, partners of the borrowers or other sources. No such amounts for Series I or Series II were paid for the three months ended March 31, 1995 and 1994.
(2) Calculated from the respective properties' unaudited financial statements as net loss adjusted for depreciation, amortization, mortgage loan interest and mortgage servicing and administration fees.
(3) Rental operating information is not provided for the Observatory II investment because it is accounted for as an Investment in Mortgage Revenue Bond and is paying full base interest.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1995.

     All other items are not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Capital Realty Investors Tax Exempt
                               Fund Limited Partnership

                              By:  CRITEF Associates Limited
                                     Partnership
                                     General Partner

                              By:  C.R.I., Inc.
                                   General Partner


May 11, 1995                  By:  /s/ Richard J. Palmer
- - - - ------------------------      -----------------------------------
Date                          Richard J. Palmer
                              Senior Vice President/Finance

                              Signing on behalf of the Registrant
                                and as Principal Accounting Officer