Form 10-Q/A
period 1995-03-31
CAPITAL REALTY INVESTORS TAX EXEMPT FUND LTD PARTNERSHIP
filed 1995-06-12
CIK 799690

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended       March 31, 1995
                         ----------------------



Commission file number           1-9793
                         ----------------------




          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP
    -------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)




               Delaware                                 52-1483643
- -----------------------------------------         ------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)




11200 Rockville Pike, Rockville, Maryland                   20852
- -----------------------------------------         ------------------------
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
                                                   As of         As of
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
                                                   As of         As of
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Series I
                                               --------------------------
                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Income from investments in real estate:
  Rental revenue                               $  1,483,053   $  1,385,474
  Rental expenses                                  (772,616)      (799,675)
  Depreciation                                     (366,567)      (395,153)
                                               ------------   ------------

  Net rental income                                 343,870        190,646

  Mortgage revenue bond interest                     32,000         32,001
                                               ------------   ------------
                                                    375,870        222,647
                                               ------------   ------------
Other income (expenses):
  Interest and other income                          12,323          7,968
  General and administrative                        (50,626)       (45,032)
  Professional fees                                 (11,360)       (10,943)
                                               ------------   ------------
                                                    (49,663)       (48,007)
                                               ------------   ------------

Net income                                     $    326,207   $    174,640
                                               ============   ============
Net income allocated to General
  Partner (1.01%)                              $      3,295   $      1,764
                                               ============   ============

Net income allocated to BAC
  Holders (98.99%)                             $    322,912   $    172,876
                                               ============   ============

Net income per BAC                             $       0.14   $       0.08
                                               ============   ============
BACs outstanding                                  2,280,000      2,280,000
                                               ============   ============





                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Series II
                                               --------------------------
                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Income from investments in real estate:
  Rental revenue                               $  2,057,238   $  1,956,596
  Rental expenses                                (1,081,001)    (1,074,439)
  Depreciation                                     (498,670)      (510,824)
                                               ------------   ------------

  Net rental income                                 477,567        371,333
                                               ------------   ------------
Other income (expenses):
  Interest and other income                          23,032         23,885
  General and administrative                        (60,962)       (57,212)
  Professional fees                                 (14,095)       (19,585)
                                               ------------   ------------
                                                    (52,025)       (52,912)
                                               ------------   ------------

Net income                                     $    425,542   $    318,421
                                               ============   ============

Net income allocated to General
  Partner (1.01%)                              $      4,298   $      3,216
                                               ============   ============

Net income allocated to BAC
  Holders (98.99%)                             $    421,244   $    315,205
                                               ============   ============

Net income per BAC                             $       0.13   $       0.10
                                               ============   ============

BACs outstanding                                  3,238,760      3,238,760
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

Ethan's Ridge and Ethan's Glen IIB
- ----------------------------------

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

                                    SERIES I
                                    --------

     The following distributions were accrued to BAC Holders of record during the three months ended March 31, 1995 and 1994:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued


                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
- -------------          -----------   -------    -----------   -------
March 31               $   615,600   $  0.27    $   570,000   $  0.25
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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                    SERIES II
                                    ---------

     The following distributions were accrued to BAC Holders of record during the three months ended March 31, 1995 and 1994:


                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
- -------------          -----------   -------    -----------   -------
March 31               $   874,465   $  0.27    $   809,690   $  0.25
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

5.   RELATED PARTY TRANSACTIONS

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


Ethan's Ridge and Ethan's Glen IIB
- ----------------------------------

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

Quarter Ended             Total      Per BAC       Total      Per BAC
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


                                    SERIES II
                                    ---------

     The following distributions were accrued to BAC Holders of record during the three months ended March 31, 1995 and 1994:


                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
- -------------          -----------   -------    -----------   -------
March 31               $   874,465   $  0.27    $   809,690   $  0.25
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                    SERIES I
                                    --------

                                             Average Physical
Name of Investment         No. of               Occupancy
Rental Property            Rental          for the three months
and Location               Units             ended March 31,
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
                           =====           ===            ===


                                    SERIES II
                                    ---------

                                             Average Physical
Name of Investment         No. of               Occupancy
Rental Property            Rental          for the three months
and Location               Units             ended March 31,
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
                           =====           ===            ===

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                    SERIES I
                                    --------

                                             Base Interest Paid From
Name of Investment         No. of            Properties' Operations(1)
Rental Property            Rental           for the three months ended
and Location               Units                    March 31,
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
                           =====           ============   ============


                                    SERIES II
                                    ---------

                                             Base Interest Paid From
Name of Investment         No. of            Properties' Operations(1)
Rental Property            Rental           for the three months ended
and Location               Units                    March 31,
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
                           =====           ============   ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                    SERIES I
                                    --------

                                              Net Rental Operating
Name of Investment         No. of                   Income (2)
Rental Property            Rental          for the three months ended
and Location               Units                    March 31,
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
                           =====           ===========    ============


                                    SERIES II
                                    ---------

                                              Net Rental Operating
Name of Investment         No. of                   Income (2)
Rental Property            Rental          for the three months ended
and Location               Units                    March 31,
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


June 12, 1995                 By: /s/ Richard J. Palmer
- ------------------------      -----------------------------------
Date                          Richard J. Palmer
                              Senior Vice President/Finance

                              Signing on behalf of the Registrant
                                and as Principal Accounting Officer