Form 10-Q
period 1995-06-30
CAPITAL REALTY INVESTORS TAX EXEMPT FUND LTD PARTNERSHIP
filed 1995-08-07
CIK 799690

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended       June 30, 1995
                         ----------------------



Commission file number           1-9793
                         ----------------------




          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP
    -------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)




               Delaware                                 52-1483643
-----------------------------------------         ------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)




11200 Rockville Pike, Rockville, Maryland                   20852
-----------------------------------------         ------------------------
(Address of principal executive officer)                  (Zip Code)




                                 (301) 468-9200
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     As of July 31, 1995, 2,280,000 (Series I) and 3,238,760 (Series II)
Beneficial Assignee Certificates were outstanding.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995



                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1995
             and December 31, 1994  . . . . . . . . . . . . . . .     1

          Consolidated Statements of Operations - for the
             three and six months ended June 30, 1995 and 1994  .     5

          Consolidated Statements of Changes in Partners'
             Capital (Deficit) - for the six months ended
             June 30, 1995  . . . . . . . . . . . . . . . . . . .     9

          Consolidated Statements of Cash Flows - for the six
            months ended June 30, 1995 and 1994   . . . . . . . .     10

          Notes to Consolidated Financial Statements  . . . . . .     14

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . .     27

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .     38

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .     39

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      Series I
                                            ----------------------------
                                               As of           As of
                                              June 30,      December 31,
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)
Investments in real estate:
  Land                                      $  2,071,822    $  2,071,822
  Buildings and personal property             35,649,844      35,649,844
                                            ------------    ------------
                                              37,721,666      37,721,666

    Less:
      Accumulated depreciation                (7,610,462)     (6,877,327)
                                            ------------    ------------
                                              30,111,204      30,844,339

  Mortgage revenue bond                        1,600,000       1,600,000

Cash and cash equivalents                         15,080         103,864
Restricted cash and cash equivalents           1,362,666       1,251,815
Marketable securities                          1,254,442       1,089,522
Working capital reserves invested
  in marketable securities                     1,046,473         921,929
Receivables and other assets                     340,151         393,469
                                            ------------    ------------

     Total assets                           $ 35,730,016    $ 36,204,938
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                     Series I
                                            ----------------------------
                                               As of           As of
                                              June 30,      December 31,
                                                1995           1994
                                            ------------    ------------
                                            (Unaudited)
Distributions payable                       $  1,243,762    $  1,151,631
Accrued mortgage administration and
  servicing fees due to related parties        1,227,059       1,093,242
Other liabilities related to real
  estate operations                              676,468         688,704
Deferred revenue                                 710,118         710,118
Accounts payable and accrued expenses             51,487          77,235
                                            ------------    ------------

     Total liabilities                         3,908,894       3,720,930
                                            ------------    ------------

Partners' capital (deficit):
  General partner                               (215,675)       (208,980)
  Beneficial Assignee Certificates
    (BACs) - issued and outstanding
    (2,280,000 of Series I BACs
    and 3,238,760 of Series II BACs)          32,036,797      32,692,988
                                            ------------    ------------

      Total partners' capital                 31,821,122      32,484,008
                                            ------------    ------------

      Total liabilities and partners'
        capital                             $ 35,730,016    $ 36,204,938
                                            ============    ============












                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     Series II
                                            ----------------------------
                                               As of           As of
                                              June 30,      December 31,
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)
Investment in real estate:
  Land                                      $  4,945,198    $  4,945,198
  Buildings and personal property             51,436,807      51,436,807
                                            ------------    ------------
                                              56,382,005      56,382,005

    Less:
      Accumulated depreciation               (10,478,928)     (9,481,589)
                                            ------------    ------------
                                              45,903,077      46,900,416

Cash and cash equivalents                         11,701         101,283
Restricted cash and cash equivalents           1,886,599       1,526,228
Marketable securities                          1,572,340       1,447,843
Working capital reserves invested
  in marketable securities                     1,945,802       1,646,746
Receivables and other assets                     412,979         457,368
                                            ------------    ------------

     Total assets                           $ 51,732,498    $ 52,079,884
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                     Series II
                                            ----------------------------
                                               As of           As of
                                              June 30,      December 31,
                                                1995           1994
                                            ------------    ------------
                                            (Unaudited)
Distributions payable                       $  1,766,774    $  1,635,903
Accrued mortgage administration and
  servicing fees due to related parties        1,866,740       1,670,426
Other liabilities related to real
  estate operations                              525,356         461,336
Deferred revenue                                 594,180         594,180
Accounts payable and accrued expenses             83,777          99,475
                                            ------------    ------------

     Total liabilities                         4,836,827       4,461,320
                                            ------------    ------------
Partners' capital
  (deficit):
  General partner                               (278,216)       (270,915)
  Beneficial Assignee Certificates
    (BACs) - issued and outstanding
    (2,280,000 of Series I BACs
    and 3,238,760 of Series II BACs)          47,173,887      47,889,479
                                            ------------    ------------

      Total partners' capital                 46,895,671      47,618,564
                                            ------------    ------------

     Total liabilities partners'
       capital                              $ 51,732,498    $ 52,079,884
                                            ============    ============












                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                          Series I
                  --------------------------------------------------------
                  For the three months ended    For the six months ended
                           June 30,                     June 30,
                      1995          1994          1995            1994
                  ------------- ------------- -------------  -------------
Income from invest-
  ments in real
  estate:
  Rental revenue  $  1,552,204  $  1,456,892  $  3,035,257   $  2,842,366
  Rental expenses     (934,067)     (813,260)   (1,706,683)    (1,612,935)
  Depreciation        (366,568)     (395,155)     (733,135)      (790,308)
                  ------------  ------------  ------------   ------------

  Net rental
    income             251,569       248,477       595,439        439,123

  Mortgage revenue
    bond interest       32,000        31,999        64,000         64,000
                  ------------  ------------  ------------   ------------
                       283,569       280,476       659,439        503,123
                  ------------  ------------  ------------   ------------

Other income
  (expenses):
  Interest and
    other income        21,392        16,684        33,715         24,652
  General and
    admini-
    strative           (42,711)      (50,398)      (93,337)       (95,430)
  Professional
    fees                (7,581)      (13,443)      (18,941)       (24,386)
                  ------------  ------------  ------------   ------------
                       (28,900)      (47,157)      (78,563)       (95,164)
                  ------------  ------------  ------------   ------------

Net income        $    254,669  $    233,319  $    580,876   $    407,959
                  ============  ============  ============   ============








                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)

                                          Series I
                  --------------------------------------------------------
                  For the three months ended    For the six months ended
                           June 30,                     June 30,
                      1995          1994          1995           1994
                  ------------- ------------- -------------  -------------
Net income allo-
  cated to General
  Partner (1.01%) $       2,572 $       2,356 $       5,867  $       4,120
                  ============= ============= =============  =============

Net income allo-
  cated to BAC
  Holders
  (98.99%)        $     252,097 $     230,963 $     575,009  $     403,839
                  ============= ============= =============  =============

Net income per
  BAC             $        0.11 $        0.10 $        0.25  $        0.18
                  ============= ============= =============  =============

BACs outstanding      2,280,000     2,280,000     2,280,000      2,280,000
                  ============= ============= =============  =============























                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                         Series II
                  --------------------------------------------------------
                  For the three months ended   For the six months ended
                           June 30,                    June 30,
                      1995          1994          1995           1994
                  ------------- ------------- -------------  -------------
Income from invest-
  ments in real
  estate:
  Rental revenue  $  2,160,689  $  1,938,246  $  4,217,927   $  3,894,842
  Rental expenses   (1,024,801)   (1,130,033)   (2,105,802)    (2,204,472)
  Depreciation        (498,669)     (510,823)     (997,339)    (1,021,647)
                  ------------  ------------  ------------   ------------

  Net rental
    income             637,219       297,390     1,114,786        668,723
                  ------------  ------------  ------------   ------------

Other income
  (expenses):
  Interest and
    other income        42,848        26,802        65,880         50,687
  General and
    admini-
    strative           (49,600)      (61,399)     (110,562)      (118,611)
  Professional
    fees               (12,128)      (26,014)      (26,223)       (45,599)
                  ------------  ------------  ------------   ------------
                       (18,880)      (60,611)      (70,905)      (113,523)
                  ------------  ------------  ------------   ------------

Net income        $    618,339  $    236,779  $  1,043,881   $    555,200
                  ============  ============  ============   ============













                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)

                                         Series II
                  --------------------------------------------------------
                  For the three months ended     For the six months ended
                           June 30,                      June 30,
                      1995          1994          1995           1994
                  ------------- ------------- -------------  -------------
Net income allo-
  cated to General
  Partner (1.01%) $      6,245  $      2,392  $     10,543   $      5,608
                  ============  ============  ============   ============

Net income allo-
  cated to BAC
  Holders
  (98.99%)        $    612,094  $    234,387  $  1,033,338   $    549,592
                  ============  ============  ============   ============

Net income per
  BAC             $       0.19  $       0.07  $       0.32   $       0.17
                  ============  ============  ============   ============

BACs outstanding     3,238,760     3,238,760     3,238,760      3,238,760
                  ============  ============  ============   ============























                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                     For the six months ended June 30, 1995

                                   (Unaudited)


                                               SERIES I
                                ---------------------------------------
                                 Beneficial
                                  Assignee
                                Certificate      General
                                  Holders        Partner       Total
                                ------------   -----------  ------------
Balance, December 31, 1994      $ 32,692,988   $  (208,980) $ 32,484,008

  Net income                         575,009         5,867       580,876

  Distributions paid or accrued
    of $0.54 per BAC (including
    return of capital of $0.29
    per BAC)                      (1,231,200)      (12,562)   (1,243,762)
                                ------------   -----------  ------------
Balance, June 30, 1995          $ 32,036,797   $  (215,675) $ 31,821,122
                                ============   ===========  ============


                                               SERIES II
                                ---------------------------------------
                                 Beneficial
                                  Assignee
                                Certificate      General
                                  Holders        Partner       Total
                                ------------   -----------  ------------
Balance, December 31, 1994      $ 47,889,479   $  (270,915) $ 47,618,564

  Net income                       1,033,338        10,543     1,043,881

  Distributions paid or accrued
    of $0.54 per BAC (including
    return of capital of $0.22
    per BAC)                      (1,748,930)      (17,844)   (1,766,774)
                                ------------   -----------  ------------
Balance, June 30, 1995          $ 47,173,887   $  (278,216) $ 46,895,671
                                ============   ===========  ============




                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     Series I
                                            ----------------------------
                                              For the six months ended
                                                      June 30,
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)
Cash flows from operating activities:
  Net income                                $    580,876    $    407,959
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                 733,135         790,308
  Changes in assets and liabilities:
    Increase in restricted cash and
      cash equivalents                          (110,851)       (181,486)
    Decrease in receivables and other
      assets                                      53,318          19,716
    Increase in accrued mortgage admini-
      stration and servicing fees due to
      related parties                            133,817         195,649
    (Decrease) increase in accounts
      payable and accrued expenses               (25,748)          2,057
    (Decrease) increase in other
      liabilities related to real estate
      operations                                 (12,236)          1,501
                                            ------------    ------------

       Net cash provided by operating
         activities                            1,352,311       1,235,704
                                            ------------    ------------

Cash flows from investing activities:
  Net (purchases) sales of marketable
    securities                                  (164,920)        162,835
  Net deposits to working capital
    reserves invested in marketable
    securities                                  (124,544)       (158,173)
                                            ------------    ------------








                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                                     Series I
                                            ----------------------------
                                              For the six months ended
                                                      June 30,
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)
       Net cash (used in) provided
         by investing activities                (289,464)          4,662
                                            ------------    ------------

Cash flows from financing activities:
  Distributions to BAC Holders
    and General Partners                      (1,151,631)     (1,151,631)
                                            ------------    ------------

Net (decrease) increase in
  cash and cash equivalents                      (88,784)         88,735

Cash and cash equivalents, beginning
  of period                                      103,864          33,549
                                            ------------    ------------

Cash and cash equivalents, end
  of period                                 $     15,080    $    122,284
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     Series II
                                            ----------------------------
                                              For the six months ended
                                                      June 30,
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)
Cash flows from operating activities:
  Net income                                $  1,043,881    $    555,200
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                 997,339       1,021,647
  Changes in assets and liabilities:
    Increase in restricted cash and
      cash equivalents                          (360,371)       (206,374)
    Decrease in receivables and other
      assets                                      44,389          98,513
    Increase in accrued mortgage admini-
      stration and servicing fees due to
      related parties                            196,314         132,984
    (Decrease) increase in accounts
      payable and accrued expenses               (15,698)          9,334
    Increase in other liabilities related
      to real estate operations                   64,020         102,117
                                            ------------    ------------

       Net cash provided by operating
         activities                            1,969,874       1,713,421
                                            ------------    ------------

Cash flows from investing activities:
  Net (purchases) sales of marketable
    securities                                  (124,497)        332,652
  Net deposits to working capital
    reserves invested in marketable
    securities                                  (299,056)        (91,522)
                                            ------------    ------------









                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                                     Series II
                                            ----------------------------
                                              For the six months ended
                                                      June 30,
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)
       Net cash (used in) provided
         by investing activities                (423,553)        241,130
                                            ------------    ------------

Cash flows from financing activities:
  Distributions to BAC Holders
    and General Partners                      (1,635,903)     (1,635,903)
                                            ------------    ------------

Net (decrease) increase in
  cash and cash equivalents                      (89,582)        318,648

Cash and cash equivalents, beginning
  of period                                      101,283         202,810
                                            ------------    ------------

Cash and cash equivalents, end
  of period                                 $     11,701    $    521,458
                                            ============    ============





















                   The accompanying notes are an integral part of these consolidated financial statements.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRITEF Associates Limited Partnership (the General Partner), the accompanying unaudited consolidated financial statements of Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of June 30, 1995 and December 31, 1994, and the results of its consolidated operations for the three and six months ended June 30, 1995 and 1994 and its consolidated cash flows for the six months ended June 30, 1995 and 1994.

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

2.   INVESTMENTS

                                    SERIES I
                                    --------

     Series I invested in five federally tax-exempt mortgage revenue bonds with a current aggregate principal amount of $44,155,000. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by foreclosure or deed in lieu of foreclosure to nominees of the Partnership (Observatory II was subsequently sold to an unaffiliated third party and the
related bond modified).   As a result, the Partnership accounts for four of the
five investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the investments in real estate in the amounts of $30,111,204 and $30,844,339 as of June 30, 1995 and December 31,
1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or in-substance foreclosure (ISF). The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS - Continued

purposes and the tax-exempt nature of the mortgage revenue bond interest. Additionally, the Partnership accounts for the investment in the Observatory II mortgage revenue bond as a loan with a carrying value of $1,600,000 as of both June 30, 1995 and December 31, 1994.

     As of June 30, 1995, Series I had cash and cash equivalents of $15,080, unrestricted marketable securities of $1,254,442, restricted cash and cash equivalents of $1,362,666, and working capital reserves invested in marketable securities of $1,046,473. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses, and are stated at cost, which generally represents par value and approximates market value. Realized gains and losses on the sale of marketable securities was determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and six months ended June 30, 1995 as there was no material difference between the cost for the tax-exempt municipal bonds and fair value throughout the first and second quarters of 1995.

     No significant events have occurred during the six months ended June 30, 1995 in connection with the Series I properties.


                                    SERIES II
                                    ---------

     Series II invested in five federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $62,608,001. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by deed in lieu of foreclosure to nominees of the Partnership. As a result, the Partnership accounts for these investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the investments in real estate in the amounts of $45,903,077 and $46,900,416 as of June 30, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or ISF. The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest.

     As of June 30, 1995, Series II had cash and cash equivalents of $11,701, unrestricted marketable securities of $1,572,340, restricted cash and cash equivalents of $1,886,599, and working capital reserves invested in marketable securities of $1,945,802. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses, and are stated at cost, which generally represents par value and approximates market value. Realized gains and losses on the sale of marketable securities was determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and six months ended June 30, 1995 as there was no material difference between the cost for the tax-exempt municipal bonds and fair value throughout the first and second quarters of 1995.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS - Continued

     The following is an update of significant events affecting the Series II properties during the six months ended June 30, 1995:

Ethan's Ridge and Ethan's Glen IIB
----------------------------------

     In April 1995, Ethan's Ridge and Ethan's Glen IIB suffered damage to certain roofs due to a severe hail storm. The costs to repair the damaged roofs was paid by the properties' insurance carrier, less a minimal deductible.

                                 SERIES I and II
                                 ---------------

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner (Cottage Savings), that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the Internal Revenue Service (IRS) issued proposed regulations in connection with the modification of debt instruments. If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The General Partner continues to believe that these bonds remain tax-exempt.
The General Partner will continue its efforts to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

3.   DISTRIBUTIONS TO BAC HOLDERS

     The Partnership expects to continue to make distributions to BAC Holders on a semi-annual basis. There are no legal restrictions on the Partnership's present or future ability to make cash distributions. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II in Series I), therefore, the distributions to BAC Holders may fluctuate from current levels. The General Partner has undertaken various measures in an attempt to stabilize the properties' operations. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1995 distributions for both Series I and Series II to approximate $1.08 per BAC.

                                    SERIES I
                                    --------

     The following distributions were paid or accrued to BAC Holders of record during the six months ended June 30, 1995 and 1994:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
-------------          -----------   -------    -----------   -------
March 31,              $   615,600   $  0.27    $   570,000   $  0.25
June 30,                   615,600      0.27        570,000      0.25
                       -----------   -------    -----------   -------
  Total                $ 1,231,200   $  0.54    $ 1,140,000   $  0.50
                       `==========   =======    ===========   =======

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued

     Distributions to BAC Holders for the three and six months ended June 30, 1995 and 1994 were funded as follows:

                                               For the three months ended
                                                        June 30,
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow from the Partnership's operations  $    630,894  $    770,008
  Net deposits to working capital reserves           (9,013)     (194,193)
                                               ------------  ------------
      Total cash available for distribution    $    621,881  $    575,815
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $      6,281  $      5,815
                                               ============  ============
    BAC Holders (98.99%)                       $    615,600  $    570,000
                                               ============  ============

                                                For the six months ended
                                                        June 30,
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow from the Partnership's operations  $  1,368,306  $  1,309,804
  Net deposits to working capital reserves         (124,544)     (158,173)
                                               ------------  ------------
      Total cash available for distribution    $  1,243,762  $  1,151,631
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $     12,562  $     11,631
                                               ============  ============
    BAC Holders (98.99%)                       $  1,231,200  $  1,140,000
                                               ============  ============

     The General Partner expects the distribution for the six months ending December 31, 1995 to total approximately $0.54 per BAC, payable to Series I BAC Holders of record as of the last day in each month during this period.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                    SERIES II
                                    ---------

     The following distributions were paid or accrued to BAC Holders of record during the six months ended June 30, 1995 and 1994:

                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
-------------          -----------   -------    -----------   -------
March 31,              $   874,465   $  0.27    $   809,690   $  0.25
June 30,                   874,465      0.27        809,690      0.25
                       -----------   -------    -----------   -------
  Total                $ 1,748,930   $  0.54    $ 1,619,380   $  0.50
                       ===========   =======    ===========   =======

     Distributions to BAC Holders for the three and six months ended June 30, 1995 and 1994 were funded as follows:

                                               For the three months ended
                                                        June 30,
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow from the Partnership's operations  $  1,149,834  $    846,095
  Net deposits to working capital reserves         (266,447)      (28,143)
                                               ------------  ------------
      Total cash available for distribution    $    883,387  $    817,952
                                               ============  ============
  Distributions to:
    General partner(1.01%)                     $      8,922  $      8,262
                                               ============  ============
    BAC Holders (98.99%)                       $    874,465  $    809,690
                                               ============  ============

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                                For the six months ended
                                                        June 30,
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow from the Partnership's operations  $  2,065,830  $  1,727,425
  Net deposits to working capital reserves         (299,056)      (91,522)
                                               ------------  ------------
      Total cash available for distribution    $  1,766,774  $  1,635,903
                                               ============  ============
  Distributions to:
    General partner(1.01%)                     $     17,844  $     16,523
                                               ============  ============
    BAC Holders (98.99%)                       $  1,748,930  $  1,619,380
                                               ============  ============

     The General Partner expects the distribution for the six months ending December 31, 1995 to total approximately $0.54 per BAC, payable to Series II BAC Holders of record as of the last day in each month during this period.

4.   INCOME TAXES

     For income tax purposes, base interest income is accrued when earned. The accrual of interest is discontinued when, at the time of accrual, ultimate collectibility of the interest due is considered unlikely. Once a loan has been placed on a non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the uncertainty of collection of unpaid base interest is eliminated. As of December 31, 1993, all loans except Observatory II were placed on a non-accrual status for income tax purposes; therefore, income was recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. No contingent interest was recognized for the six months ended June 30, 1995 and 1994.

     A publicly traded partnership is treated as a corporation for income tax purposes unless it meets certain exceptions. To qualify under these exceptions, the General Partner annually invests in de minimus taxable investments for both Series I and Series II.


                                    SERIES I
                                    --------

     As discussed in Note 2, four of the five investments in Series I mortgage revenue bonds are accounted for as investments in real estate for financial statement purposes as of June 30, 1995. However, for federal income tax purposes, the investments in all of the mortgage revenue bonds are treated as loans, interest on which is exempt from federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INCOME TAXES - Continued

                  For the three months ended    For the six months ended
                           June 30,                     June 30,
                      1995          1994           1995          1994
                  ------------  ------------   ------------  ------------
Financial statement
  net income      $    254,669  $    233,319   $    580,876  $    407,959

  Municipal interest
    income not
    recognized (1)      627,791      788,368      1,382,867     1,341,156
  Rental income,
    net (2)            (251,569)    (248,477)      (595,439)     (439,123)
                  ------------  ------------   ------------  ------------
Municipal income,
  net for tax
  purposes        $    630,891  $    773,210   $  1,368,304  $  1,309,992
                  ============  ============   ============  ============
Municipal income
  per BAC out-
  standing        $       0.27  $       0.34   $       0.59  $       0.57
                  ============  ============   ============  ============

(1) Represents the adjustment for interest income received or receivable during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net rental income from investments accounted for as real estate.

     Although the Partnership accounted for four of the five mortgage loan investments as real estate for financial statement purposes during the six months ended June 30, 1995 and 1994 and reclassified the cash flow from the properties as rental income and expense, the Partnership continued to charge the borrowers interest under the terms of the original loans and interest on unpaid base interest. The Observatory II mortgage revenue bond investment is not shown in the table below since it pays all debt service currently. The following tables summarize the full interest payments for the six months ended June 30, 1995 and 1994 that are due to the Partnership from the properties:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INCOME TAXES - Continued

                          For the six months ended June 30, 1995
                   ----------------------------------------------------
                                    Base           Base
                                  Interest       Interest      Current
                   Current Base   Paid From      Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Royal Oaks         $    534,648  $   391,387   $          --  $  143,261
Trailway Pond           230,244      124,374              --     105,870
Valley Creek            663,176      446,584              --     216,592
White Bear Woods        655,463      425,409              --     230,054
                   ------------  -----------   -------------  ----------
                   $  2,083,531  $ 1,387,754   $          --  $  695,777
                   ============  ===========   =============  ==========


                          For the six months ended June 30, 1994
                   ----------------------------------------------------
                                    Base           Base
                                  Interest       Interest      Current
                   Current Base   Paid From      Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Royal Oaks         $    534,648  $   337,626   $          --  $  197,022
Trailway Pond           230,244      121,292              --     108,952
Valley Creek            663,176      383,762              --     279,414
White Bear Woods        655,463      423,501              --     231,962
                   ------------  -----------   -------------  ----------
                   $  2,083,531  $ 1,266,181   $          --  $  817,350
                   ============  ===========   =============  ==========

(1) Although these loans were placed on non-accrual status for income tax purposes, the Partnership continues to charge the borrowers interest on unpaid base interest, which totalled $366,455 and $267,439 for the six months ended June 30, 1995 and 1994, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INCOME TAXES - Continued

                                    SERIES II
                                    ---------

     As discussed in Note 2, the five investments in Series II mortgage revenue bonds are accounted for as investments in real estate for financial statement purposes as of June 30, 1995. However, for federal income tax purposes, the investments in these mortgage revenue bonds are treated as loans, interest on which is exempt from federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

                  For the three months ended    For the six months ended
                           June 30,                     June 30,
                      1995          1994           1995          1994
                  ------------  ------------   ------------  ------------
Financial statement
  net income      $    618,339  $    236,779   $  1,043,881  $    555,200

  Municipal interest
    income not
    recognized (1)   1,168,715       906,706      2,136,734     1,840,946
  Rental income,
    net (2)           (637,219)     (297,390)    (1,114,786)     (668,723)
                  ------------  ------------   ------------  ------------
Municipal income,
  net for tax
  purposes        $  1,149,835  $    846,095   $  2,065,829  $  1,727,423
                  ============  ============   ============  ============
Municipal income
  per BAC out-
  standing        $       0.35  $       0.26   $       0.63  $       0.53
                  ============  ============   ============  ============

(1) Represents the adjustment for interest income received or receivable during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net rental income from investments accounted for as real estate.

     Although the Partnership accounted for all of the mortgage loan investments as real estate for financial statement purposes during the six months ended June 30, 1995 and 1994 and reclassified the cash flow from the properties as rental income and expense, the Partnership continued to charge the borrowers interest under the terms of the original loans and interest on unpaid base interest. The following tables summarize the full interest payments for the six months ended June 30, 1995 and 1994 that are due to the Partnership from the properties:





          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INCOME TAXES - Continued

                           For the six months ended June 30, 1995
                   ----------------------------------------------------
                                    Base           Base
                                  Interest       Interest      Current
                   Current Base   Paid From      Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Ethan's Ridge and
  Ethan's Glen IIB $    759,375  $   612,239   $          --  $  147,136
Fountain Place          992,750      681,787              --     310,963
James Street
  Crossing              667,879      520,548              --     147,331
Trailway Pond II        501,500      283,259              --     218,241
                   ------------  -----------   -------------  ----------
                   $  2,921,504  $ 2,097,833   $          --  $  823,671
                   ============  ===========   =============  ==========


                           For the six months ended June 30, 1994
                   ----------------------------------------------------
                                    Base           Base
                                  Interest       Interest      Current
                   Current Base   Paid From      Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Ethan's Ridge and
  Ethan's Glen IIB $    759,375  $   540,441   $      27,500  $  191,434
Fountain Place          992,750      562,124              --     430,626
James Street
  Crossing              667,879      473,659              --     194,220
Trailway Pond II        501,500      212,335              --     289,165
                   ------------  -----------   -------------  ----------
                   $  2,921,504  $ 1,788,559   $      27,500  $1,105,445
                   ============  ===========   =============  ==========

(1) Although certain loans were placed on non-accrual status for income tax purposes, the Partnership continues to charge the borrowers interest on unpaid base interest, which totalled $567,098 and $393,922 for the six months ended June 30, 1995 and 1994, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or from partners of the borrowers.

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


                                    SERIES I
                                    --------

     Expense reimbursements to an affiliate of the General Partner for the three and six months ended June 30, 1995 and 1994 were $21,741 and $54,785, respectively, and for the three and six months ended June 30, 1994 were $25,990 and $62,365, respectively. These expenses are included in general and administrative expense in the consolidated statements of income.

     CRICO Mortgage Company, Inc. (CRICO Mortgage), a former affiliate of the General Partner, was entitled to annual mortgage administration and servicing fees from the borrowers which were payable from operating revenues each month after payment of debt service on the mortgage loan. Unpaid fees of $1,227,059 and $1,093,242 were due to this former affiliate as of June 30, 1995 and December 31, 1994, respectively. The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. During the three and six months ended June 30, 1995, the fees paid by the borrowers totalled $2,500, and $5,000, respectively; fees paid by the borrowers for the three and six months ended June 30, 1994 were $2,500 and $5,000, respectively.

     On June 30, 1995, CRICO Mortgage merged with and into an affiliate of CRIIMI MAE Inc., a publicly traded real estate investment trust (the REIT). The REIT was originally sponsored by C.R.I., Inc. (CRI, the Managing General Partner of the General Partner) but as of the merger is no longer controlled by CRI, although the CRI stockholders are officers and major stockholders of the REIT. Pursuant to the merger agreement, the right to receive the accrued and unpaid mortgage administration and servicing fees as of the date of the merger was distributed by CRICO Mortgage and transferred to CRI. As of June 30, 1995, the mortgage administration and servicing are being performed by an affiliate of the REIT and mortgage administration and servicing fees are paid to that entity. This merger did not result in any increase in fees or changes in the amount of fees which are currently payable.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

5.   RELATED PARTY TRANSACTIONS - Continued

                                    SERIES II
                                    ---------

     Expense reimbursements to an affiliate of the General Partner for the three and six months ended June 30, 1995 and 1994, were $24,955 and $62,568, respectively, and for the three and six months ended June 30, 1994 were $28,107 and $68,365, respectively. These expenses are included in general and administrative expense in the consolidated statements of income.

     CRICO Mortgage Company, Inc. (CRICO Mortgage), a former affiliate of the General Partner, was entitled to annual mortgage administration and servicing fees from the borrowers which were payable from operating revenues each month after payment of debt service on the mortgage loan. Unpaid fees of $1,866,740 and $1,670,426 were due to this former affiliate as of June 30, 1995 and December 31, 1994, respectively. The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. During the three and six months ended June 30, 1995 and 1994, no fees were paid by the borrowers.

     On June 30, 1995, CRICO Mortgage merged with and into an affiliate of CRIIMI MAE Inc., a publicly traded real estate investment trust (the REIT). The REIT was originally sponsored by C.R.I., Inc. (CRI, the Managing General Partner of the General Partner) but as of the merger is no longer controlled by CRI, although the CRI stockholders are officers and major stockholders of the REIT. Pursuant to the merger agreement, the right to receive the accrued and unpaid mortgage administration and servicing fees as of the date of the merger was distributed by CRICO Mortgage and transferred to CRI. As of June 30, 1995, the mortgage administration and servicing are being performed by an affiliate of the REIT and mortgage administration and servicing fees are paid to that entity. This merger did not result in any increase in fees or changes in the amount of fees which are currently payable.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                    Business
                                    --------

                                    SERIES I
                                    --------

     Series I invested in five federally tax-exempt mortgage revenue bonds with a current aggregate principal amount of $44,155,000. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by foreclosure or deed in lieu of foreclosure to nominees of the Partnership (Observatory II was subsequently sold to an unaffiliated third party and the
related bond modified).   As a result, the Partnership accounts for four of the
five investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the investments in real estate in the amounts of $30,111,204 and $30,844,339 as of June 30, 1995 and December 31,
1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or in-substance foreclosure (ISF). The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest. Additionally, the Partnership accounts for the investment in the Observatory II mortgage revenue bond as a loan with a carrying value of $1,600,000 as of both June 30, 1995 and December 31, 1994.

     No significant events have occurred during the six months ended June 30, 1995 in connection with the Series I properties.


                                    SERIES II
                                    ---------

     Series II invested in five federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $62,608,001. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by deed in lieu of foreclosure to nominees of the Partnership. As a result, the Partnership accounts for these investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the investments in real estate in the amounts of $45,903,077 and $46,900,416 as of June 30, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or ISF. The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest.

     The following is an update of significant events affecting the Series II properties during the six months ended June 30, 1995:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


Ethan's Ridge and Ethan's Glen IIB
----------------------------------

     In April 1995, Ethan's Ridge and Ethan's Glen IIB suffered damage to certain roofs due to a severe hail storm. The costs to repair the damaged roofs was paid by the properties' insurance carrier, less a minimal deductible.

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

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner (Cottage Savings), that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the Internal Revenue Service (IRS) issued proposed regulations in connection with the modification of debt instruments. If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The General Partner continues to believe that these bonds remain tax-exempt.
The General Partner will continue its efforts to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

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


                                    SERIES I
                                    --------

     The following distributions were paid or accrued to BAC Holders of record during the six months ended June 30, 1995 and 1994:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
-------------          -----------   -------    -----------   -------
March 31,              $   615,600   $  0.27    $   570,000   $  0.25
June 30,                   615,600      0.27        570,000      0.25
                       -----------   -------    -----------   -------
  Total                $ 1,231,200   $  0.54    $ 1,140,000   $  0.50
                       ===========   =======    ===========   =======

     Distributions to BAC Holders for the three and six months ended June 30, 1995 and 1994 were funded as follows:

                                               For the three months ended
                                                        June 30,
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow from the Partnership's operations  $    630,894  $    770,008
  Net deposits to working capital reserves           (9,013)     (194,193)
                                               ------------  ------------
      Total cash available for distribution    $    621,881  $    575,815
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $      6,281  $      5,815
                                               ============  ============
    BAC Holders (98.99%)                       $    615,600  $    570,000
                                               ============  ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                For the six months ended
                                                        June 30,
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow from the Partnership's operations  $  1,368,306  $  1,309,804
  Net deposits to working capital reserves         (124,544)     (158,173)
                                               ------------  ------------
      Total cash available for distribution    $  1,243,762  $  1,151,631
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $     12,562  $     11,631
                                               ============  ============
    BAC Holders (98.99%)                       $  1,231,200  $  1,140,000
                                               ============  ============

     The General Partner expects the distribution for the six months ending December 31, 1995 to total approximately $0.54 per BAC, payable to Series I BAC Holders of record as of the last day in each month during this period.

     As of June 30, 1995, Series I had cash and cash equivalents of $15,080, unrestricted marketable securities of $1,254,442, restricted cash and cash equivalents of $1,362,666, and working capital reserves invested in marketable securities of $1,046,473. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses, and are stated at cost, which generally represents par value and approximates market value. Realized gains and losses on the sale of marketable securities was determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and six months ended June 30, 1995 as there was no material difference between the cost for the tax-exempt municipal bonds and fair value throughout the first and second quarters of 1995.

     The Partnership closely monitors its cash flow and liquidity position for Series I in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series I's net cash provided by operating activities, which consists primarily of receipts of base interest on mortgage loans, for the six months ended June 30, 1995, was adequate to support operating requirements and declared distributions to BAC Holders and the General Partners. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                    SERIES II
                                    ---------

     The following distributions were paid or accrued to BAC Holders of record during the six months ended June 30, 1995 and 1994:


                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
-------------          -----------   -------    -----------   -------
March 31,              $   874,465   $  0.27    $   809,690   $  0.25
June 30,                   874,465      0.27        809,690      0.25
                       -----------   -------    -----------   -------
  Total                $ 1,748,930   $  0.54    $ 1,619,380   $  0.50
                       ===========   =======    ===========   =======

     Distributions to BAC Holders for the three and six months ended June 30, 1995 and 1994 were funded as follows:

                                               For the three months ended
                                                        June 30,
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow from the Partnership's operations  $  1,149,834  $    846,095
  Net deposits to working capital reserves         (266,447)      (28,143)
                                               ------------  ------------
      Total cash available for distribution    $    883,387  $    817,952
                                               ============  ============
  Distributions to:
    General partner(1.01%)                     $      8,922  $      8,262
                                               ============  ============
    BAC Holders (98.99%)                       $    874,465  $    809,690
                                               ============  ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                For the six months ended
                                                        June 30,
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow from the Partnership's operations  $  2,065,830  $  1,727,425
  Net deposits to working capital reserves         (299,056)      (91,522)
                                               ------------  ------------
      Total cash available for distribution    $  1,766,774  $  1,635,903
                                               ============  ============
  Distributions to:
    General partner(1.01%)                     $     17,844  $     16,523
                                               ============  ============
    BAC Holders (98.99%)                       $  1,748,930  $  1,619,380
                                               ============  ============

     The General Partner expects the distribution for the six months ending December 31, 1995 to total approximately $0.54 per BAC, payable to Series II BAC Holders of record as of the last day in each month during this period.

     As of June 30, 1995, Series II had cash and cash equivalents of $11,701, unrestricted marketable securities of $1,572,340, restricted cash and cash equivalents of $1,886,599, and working capital reserves invested in marketable securities of $1,945,802. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses, and are stated at cost, which generally represents par value and approximates market value. Realized gains and losses on the sale of marketable securities was determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and six months ended June 30, 1995 as there was no material difference between the cost for the tax-exempt municipal bonds and fair value throughout the first and second quarters of 1995.

     The Partnership closely monitors its cash flow and liquidity position for Series II in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series II's net cash provided by operating activities, which consists primarily of receipts of base interest on mortgage loans, for the six months ended June 30, 1995, was adequate to support operating requirements and declared distributions to BAC Holders and the General Partners. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              Results of Operations
                              ---------------------

                                    SERIES I
                                    --------

     Series I's net income for the three months ended June 30, 1995 increased from the corresponding period in 1994 primarily due to an increase in rental revenue, resulting from an increase in rental rates and occupancy levels at all properties, as well as a decrease in depreciation expense as a result of the use of an accelerated method for personal property. Contributing to the increase in net income was a decrease in general and administrative expenses resulting from decreased annual report costs, as well as a decrease in professional fees due to decreased legal expenses. Also contributing to the increase in net income was an increase in interest and other income as a result of higher yields on
investments.   Partially offsetting the increase in net income was an increase in rental expenses primarily due to an increase in non-recurring repairs and maintenance costs at certain properties.

     Series I's net income for the six months ended June 30, 1995 increased from the corresponding period in 1994 primarily due to an increase in rental revenue and a decrease in depreciation expense, as discussed above. Partially offsetting the increase in net income was an increase in rental expenses, as discussed above.

                                    SERIES II
                                    ---------

     Series II's net income for the three and six months ended June 30, 1995 increased from the corresponding periods in 1994 primarily due to an increase in rental revenue resulting from an increase in rental rates and occupancy levels at all properties. Contributing to the increase in net income was a decrease in rental expenses primarily due to a reduction in non-recurring repairs and maintenance costs at certain properties, as well as a decrease in depreciation expense as a result of the use of an accelerated method for personal property. Also contributing to the increase in net income was a decrease in professional fees due to decreased legal expenses, as well as an increase in interest and other income resulting from higher yields on investments.

     Presented below is a summary of the rental operations for the three and six months ended June 30, 1995 and 1994 of each of the properties accounted for as Investments in Real Estate in which Series I and II have invested.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                    SERIES I
                                    --------

                                             Average Physical
Name of Investment         No. of               Occupancy
Rental Property            Rental           for the six months
and Location               Units              ended June 30,
------------------         ------          --------------------
                                           1995           1994
                                           ----           ----
Observatory II
  Burnsville, MN(3)           75           100%            98%
Royal Oaks
  Eagan, MN                  231            99%            95%
Trailway Pond
  Burnsville, MN              75            98%            96%
Valley Creek
  Woodbury, MN               225            97%            93%
White Bear Woods
  White Bear Lake, MN        225            98%            96%
                           -----           ---            ---
                             831            98%            95%
                           =====           ===            ===


                                    SERIES II
                                    ---------

                                             Average Physical
Name of Investment         No. of               Occupancy
Rental Property            Rental           for the six months
and Location               Units              ended June 30,
------------------         ------          --------------------
                                           1995           1994
                                           ----           ----
Ethan's Ridge and
  Ethan's Glen IIB
  Kansas City, MO            364            94%            92%
Fountain Place
  Eden Prairie,MN            332            95%            93%
James Street Crossing
  Kent, WA                   300            98%            92%
Trailway Pond II
  Burnsville, MN             165            98%            92%
                           -----           ---            ---
                           1,161            96%            92%
                           =====           ===            ===

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                    SERIES I
                                    --------

                                             Base Interest Paid From
Name of Investment                           Properties' Operations(1)
Rental Property                              for the six months ended
and Location                                         June 30,
------------------                         ---------------------------
                                               1995           1994
                                           ------------   ------------
Observatory II
  Burnsville, MN(3)                        $         --   $         --
Royal Oaks
  Eagan, MN                                     391,387        337,626
Trailway Pond
  Burnsville, MN                                124,374        121,292
Valley Creek
  Woodbury, MN                                  446,584        383,762
White Bear Woods
  White Bear Lake, MN                           425,409        423,501
                                           ------------   ------------
                                           $  1,387,754   $  1,266,181
                                           ============   ============


                                    SERIES II
                                    ---------

                                             Base Interest Paid From
Name of Investment                           Properties' Operations(1)
Rental Property                              for the six months ended
and Location                                         June 30,
------------------                         ---------------------------
                                               1995           1994
                                           ------------   ------------
Ethan's Ridge and
  Ethan's Glen IIB
  Kansas City, MO                          $    612,239   $    540,441
Fountain Place
  Eden Prairie, MN                              681,787        562,124
James Street Crossing
  Kent, WA                                      520,548        473,659
Trailway Pond II
  Burnsville, MN                                283,259        212,335
                                           ------------   ------------
                                           $  2,097,833   $  1,788,559
                                           ============   ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                    SERIES I
                                    --------

                                              Net Rental Operating
Name of Investment                                  Income (2)
Rental Property                             for the six months ended
and Location                                        June 30,
------------------                         --------------------------
                                              1995           1994
                                           -----------    -----------
Observatory II
  Burnsville, MN(3)                        $        --    $        --
Royal Oaks
  Eagan, MN                                    438,558        391,350
Trailway Pond
  Burnsville, MN                               135,603        117,794
Valley Creek
  Woodbury, MN                                 483,804        431,176
White Bear Woods
  White Bear Lake, MN                          421,334        432,264
                                           -----------    -----------
                                           $ 1,479,299    $ 1,372,584
                                           ===========    ===========


                                    SERIES II
                                    ---------

                                              Net Rental Operating
Name of Investment                                  Income (2)
Rental Property                             for the six months ended
and Location                                        June 30,
------------------                         --------------------------
                                              1995           1994
                                           -----------    -----------
Ethan's Ridge and
  Ethan's Glen IIB
  Kansas City, MO                          $   636,540    $   493,236
Fountain Place
  Eden Prairie, MN                             832,867        617,823
James Street Crossing
  Kent, WA                                     564,708        576,339
Trailway Pond II
  Burnsville, MN                               303,033        243,313
                                           -----------    -----------
                                           $ 2,337,148    $ 1,930,711
                                           ===========    ===========

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


(1) Exclusive of amount paid to the Partnership from properties' reserves, mortgage loan proceeds, partners of the borrowers or other sources. No such amounts for Series I were paid for the six months ended June 30, 1995 and 1994. Such amounts for Series II were $0 and $27,500 for the six months ended June 30, 1995 and 1994, respectively.
(2) Calculated from the respective properties' financial statements as net loss adjusted for depreciation, amortization, mortgage loan interest, mortgage servicing and administration fees and interest income on reserves.
(3) Rental operating information is not provided for the Observatory II investment because it is accounted for as an investment in mortgage revenue bond and is paying full base interest.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1995.

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


August 7, 1995                By:  /s/ Richard J. Palmer
------------------------      -----------------------------------
Date                          Richard J. Palmer
                              Senior Vice President/Finance

                              Signing on behalf of the Registrant
                                and as Principal Accounting Officer