Form 10-Q
period 1995-09-30
CAPITAL REALTY INVESTORS TAX EXEMPT FUND LTD PARTNERSHIP
filed 1995-11-14
CIK 799690

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended      September 30, 1995
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

     As of November 6, 1995, 2,280,000 Series I and 3,238,760 Series II Beneficial Assignee Certificates were outstanding.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1995
             and December 31, 1994  . . . . . . . . . . . . . . .     1

          Consolidated Statements of Operations - for the three
             and nine months ended September 30, 1995 and 1994  .     5

          Consolidated Statements of Changes in Partners'
             Capital (Deficit) - for the nine months ended
             September 30, 1995 . . . . . . . . . . . . . . . . .     9

          Consolidated Statements of Cash Flows - for the nine
            months ended September 30, 1995 and 1994  . . . . . .     10

          Notes to Consolidated Financial Statements  . . . . . .     14

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . .     29

PART II.  Other Information

Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . .     39

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .     40

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .     41

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      Series I
                                            ----------------------------
                                               As of           As of
                                            September 30,   December 31,
                                            ----------------------------
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)
Investments in real estate:
  Land                                      $  2,071,822    $  2,071,822
  Buildings and personal property             35,649,844      35,649,844
                                            ------------    ------------
                                              37,721,666      37,721,666
    Less:
      Accumulated depreciation                (7,977,029)     (6,877,327)
                                            ------------    ------------
                                              29,744,637      30,844,339

  Mortgage revenue bond                        1,600,000       1,600,000

Cash and cash equivalents                         36,577         103,864
Restricted cash and cash equivalents           1,660,008       1,251,815
Marketable securities                            688,085       1,089,522
Working capital reserves invested
  in marketable securities                     1,111,767         921,929
Receivables and other assets                     298,020         393,469
                                            ------------    ------------
     Total assets                           $ 35,139,094    $ 36,204,938
                                            ============    ============

















                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                     CONSOLIDATED BALANCE SHEETS - Continued

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                     Series I
                                            ----------------------------
                                               As of           As of
                                            September 30,   December 31,
                                            ----------------------------
                                                1995           1994
                                            ------------    ------------
                                            (Unaudited)
Distributions payable                       $    621,881    $  1,151,631
Accrued mortgage administration and
  servicing fees due to related parties        1,225,393       1,093,242
Other liabilities related to real
  estate operations                            1,004,146         688,704
Deferred revenue                                 710,118         710,118
Accounts payable and accrued expenses            183,052          77,235
                                            ------------    ------------
     Total liabilities                         3,744,590       3,720,930
                                            ------------    ------------
Partners' capital (deficit):
  General partner                               (219,984)       (208,980)
  Beneficial Assignee Certificates
    (BACs) - issued and outstanding
    (2,280,000 of Series I BACs)              31,614,488      32,692,988
                                            ------------    ------------
      Total partners' capital                 31,394,504      32,484,008
                                            ------------    ------------
      Total liabilities and partners'
        capital                             $ 35,139,094    $ 36,204,938
                                            ============    ============
















                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     Series II
                                            ----------------------------
                                               As of           As of
                                            September 30,   December 31,
                                            ----------------------------
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)
Investment in real estate:
  Land                                      $  4,945,198    $  4,945,198
  Buildings and personal property             51,436,807      51,436,807
                                            ------------    ------------
                                              56,382,005      56,382,005
    Less:
      Accumulated depreciation               (10,977,598)     (9,481,589)
                                            ------------    ------------
                                              45,404,407      46,900,416

Cash and cash equivalents                         45,968         101,283
Restricted cash and cash equivalents           2,026,600       1,526,228
Marketable securities                            791,750       1,447,843
Working capital reserves invested
  in marketable securities                     1,992,550       1,646,746
Receivables and other assets                     369,674         457,368
                                            ------------    ------------
     Total assets                           $ 50,630,949    $ 52,079,884
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                     CONSOLIDATED BALANCE SHEETS - Continued

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                     Series II
                                            ----------------------------
                                               As of           As of
                                            September 30,   December 31,
                                            ----------------------------
                                                1995           1994
                                            ------------    ------------
                                            (Unaudited)
Distributions payable                       $    883,387    $  1,635,903
Accrued mortgage administration and
  servicing fees due to related parties        1,847,496       1,670,426
Other liabilities related to real
  estate operations                              707,486         461,336
Deferred revenue                                 594,180         594,180
Accounts payable and accrued expenses            203,754          99,475
                                            ------------    ------------
     Total liabilities                         4,236,303       4,461,320
                                            ------------    ------------
Partners' capital (deficit):
  General partner                               (283,276)       (270,915)
  Beneficial Assignee Certificates
    (BACs) - issued and outstanding
    (3,238,760 of Series II BACs)             46,677,922      47,889,479
                                            ------------    ------------
      Total partners' capital                 46,394,646      47,618,564
                                            ------------    ------------
     Total liabilities partners'
       capital                              $ 50,630,949    $ 52,079,884
                                            ============    ============
















                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                       Series I
                  --------------------------------------------------------
                  For the three months ended   For the nine months ended
                         September 30,                September 30,
                  --------------------------- ----------------------------
                      1995          1994          1995            1994
                  ------------- ------------- -------------  -------------
Income from invest-
  ments in real
  estate:
  Rental revenue  $  1,602,681  $  1,490,642  $  4,637,938   $  4,333,008
  Rental expenses     (905,345)     (803,189)   (2,612,028)    (2,416,124)
  Depreciation        (366,567)     (395,154)   (1,099,702)    (1,185,462)
                  ------------  ------------  ------------   ------------
  Net rental
    income             330,769       292,299       926,208        731,422
  Mortgage revenue
    bond interest       32,000        32,000        96,000         96,000
                  ------------  ------------  ------------   ------------
                       362,769       324,299     1,022,208        827,422
                  ------------  ------------  ------------   ------------
Other income
  (expenses):
  Interest and
    other income        19,927         8,084        53,642         32,736
  Merger-related
    expenses          (143,162)           --      (143,162)            --
  General and
    admini-
    strative           (33,972)      (25,291)     (127,309)      (120,721)
  Professional
    fees               (10,299)      (15,275)      (29,240)       (39,661)
                  ------------  ------------  ------------   ------------
                      (167,506)      (32,482)     (246,069)      (127,646)
                  ------------  ------------  ------------   ------------

Net income        $    195,263  $    291,817  $    776,139   $    699,776
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)

                                        Series I
                  -------------------------------------------------------
                  For the three months ended   For the nine months ended
                        September 30,                 September 30,
                  --------------------------  ---------------------------
                      1995          1994          1995           1994
                  ------------  ------------  ------------   ------------
Net income allo-
  cated to General
  Partner (1.01%) $      1,972  $      2,948  $      7,839   $      7,068
                  ============  ============  ============   ============
Net income allo-
  cated to BAC
  Holders
  (98.99%)        $    193,291  $    288,869  $    768,300   $    692,708
                  ============  ============  ============   ============
Net income per
  BAC             $       0.09  $       0.12  $       0.34   $       0.30
                  ============  ============  ============   ============
BACs outstanding     2,280,000     2,280,000     2,280,000      2,280,000
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                       Series II
                  --------------------------------------------------------
                  For the three months ended     For the nine months ended
                         September 30,                  September 30,
                  --------------------------- ----------------------------
                      1995          1994          1995           1994
                  ------------- ------------- -------------  -------------
Income from invest-
  ments in real
  estate:
  Rental revenue  $  2,244,450  $  2,076,012  $  6,462,377   $  5,970,854
  Rental expenses   (1,195,397)   (1,247,463)   (3,301,199)    (3,451,935)
  Depreciation        (498,670)     (510,824)   (1,496,009)    (1,532,471)
                  ------------  ------------  ------------   ------------
  Net rental
    income             550,383       317,725     1,665,169        986,448
                  ------------  ------------  ------------   ------------
Other income
  (expenses):
  Interest and
    other income        29,780        12,678        95,660         63,365
  Merger-related
    expenses          (143,215)           --      (143,215)            --
  General and
    admini-
    strative           (41,619)      (33,324)     (152,181)      (151,935)
  Professional
    fees               (12,967)       (5,930)      (39,190)       (51,529)
                  ------------  ------------  ------------   ------------
                      (168,021)      (26,576)     (238,926)      (140,099)
                  ------------  ------------  ------------   ------------
Net income        $    382,362  $    291,149  $  1,426,243   $    846,349
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)

                                         Series II
                  --------------------------------------------------------
                  For the three months ended  For the nine months ended
                        September 30,              September 30,
                  --------------------------- ----------------------------
                      1995          1994          1995           1994
                  ------------- ------------- -------------  -------------
Net income allo-
  cated to General
  Partner (1.01%) $      3,862  $      2,941  $     14,405   $      8,548
                  ============  ============  ============   ============
Net income allo-
  cated to BAC
  Holders
  (98.99%)        $    378,500  $    288,208  $  1,411,838   $    837,801
                  ============  ============  ============   ============
Net income per
  BAC             $       0.12  $       0.09  $       0.44   $       0.26
                  ============  ============  ============   ============
BACs outstanding     3,238,760     3,238,760     3,238,760      3,238,760
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                  For the nine months ended September 30, 1995

                                   (Unaudited)


                                               SERIES I
                                ---------------------------------------
                                 Beneficial
                                  Assignee
                                Certificate      General
                                  Holders        Partner       Total
                                ------------   -----------  ------------
Balance, December 31, 1994      $ 32,692,988   $  (208,980) $ 32,484,008

  Net income                         768,300         7,839       776,139

  Distributions paid or accrued
    of $0.81 per BAC (including
    return of capital of $0.47
    per BAC)                      (1,846,800)      (18,843)   (1,865,643)
                                ------------   -----------  ------------
Balance, September 30, 1995     $ 31,614,488   $  (219,984) $ 31,394,504
                                ============   ===========  ============


                                               SERIES II
                                ---------------------------------------
                                 Beneficial
                                  Assignee
                                Certificate      General
                                  Holders        Partner       Total
                                ------------   -----------  ------------
Balance, December 31, 1994      $ 47,889,479   $  (270,915) $ 47,618,564

  Net income                       1,411,838        14,405     1,426,243

  Distributions paid or accrued
    of $0.81 per BAC (including
    return of capital of $0.37
    per BAC)                      (2,623,395)      (26,766)   (2,650,161)
                                ------------   -----------  ------------
Balance, September 30, 1995     $ 46,677,922   $  (283,276) $ 46,394,646
                                ============   ===========  ============




                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     Series I
                                            ----------------------------
                                              For the nine months ended
                                                    September 30,
                                            ----------------------------
                                                1995           1994
                                            ------------    ------------
Cash flows from operating activities:
  Net income                                $    776,139    $    699,776
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                               1,099,702       1,185,462
  Changes in assets and liabilities:
    Increase in restricted cash and
      cash equivalents                          (408,193)       (512,823)
    Decrease in receivables and other
      assets                                      95,449          32,606
    Increase in accrued mortgage admini-
      stration and servicing fees due to
      related parties                            132,151         199,476
    Increase (decrease) in accounts payable
      and accrued expenses                       105,817         (16,612)
    Increase in other liabilities related
      to real estate operations                  315,442         285,775
                                            ------------    ------------
       Net cash provided by operating
         activities                            2,116,507       1,873,660
                                            ------------    ------------
Cash flows from investing activities:
  Net sales of marketable securities             401,437         748,671
  Net deposits to working capital
    reserves invested in marketable
    securities                                  (189,838)       (193,603)
                                            ------------    ------------
       Net cash provided by investing
         activities                              211,599         555,068
                                            ------------    ------------









                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                                     Series I
                                            ----------------------------
                                              For the nine months ended
                                                    September 30,
                                            ----------------------------
                                                1995           1994
                                            ------------    ------------
Cash flows from financing activities:
  Distributions to BAC Holders
    and General Partner                       (2,395,393)     (2,303,263)
                                            ------------    ------------
Net (decrease) increase in
  cash and cash equivalents                      (67,287)        125,465

Cash and cash equivalents, beginning
  of period                                      103,864          33,549
                                            ------------    ------------
Cash and cash equivalents, end
  of period                                 $     36,577    $    159,014
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     Series II
                                            ----------------------------
                                              For the nine months ended
                                                    September 30,
                                            ----------------------------
                                                1995           1994
                                            ------------    ------------
Cash flows from operating activities:
  Net income                                $  1,426,243    $    846,349
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                               1,496,009       1,532,471
  Changes in assets and liabilities:
    Increase in restricted cash and
      cash equivalents                          (500,372)       (462,081)
    Decrease in receivables and other
      assets                                      87,694          67,089
    Increase in accrued mortgage admini-
      stration and servicing fees due to
      related parties                            177,070         293,473
    Increase (decrease) in accounts payable
      and accrued expenses                       104,279         (20,618)
    Increase in other liabilities related
      to real estate operations                  246,150         369,724
                                            ------------    ------------
       Net cash provided by operating
         activities                            3,037,073       2,626,407
                                            ------------    ------------
Cash flows from investing activities:
  Net sales of marketable securities             656,093         809,878
  Net deposits to working capital
    reserves invested in marketable
    securities                                  (345,804)       (277,536)
                                            ------------    ------------
       Net cash provided by investing
         activities                              310,289         532,342
                                            ------------    ------------









                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                                     Series II
                                            ----------------------------
                                              For the nine months ended
                                                      September 30,
                                            ----------------------------
                                                1995           1994
                                            ------------    ------------
Cash flows from financing activities:
  Distributions to BAC Holders
    and General Partner                       (3,402,677)     (3,271,805)
                                            ------------    ------------

Net decrease in cash and cash equivalents        (55,315)       (113,056)

Cash and cash equivalents, beginning
  of period                                      101,283         202,810
                                            ------------    ------------
Cash and cash equivalents, end
  of period                                 $     45,968    $     89,754
                                            ============    ============



























                   The accompanying notes are an integral part of these consolidated financial statements.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRITEF Associates Limited Partnership (the General Partner), the accompanying unaudited consolidated financial statements of Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of September 30, 1995 and December 31, 1994, and the results of its consolidated operations for the three and nine months ended September 30, 1995 and 1994 and its consolidated cash flows for the nine months ended September 30, 1995 and 1994.

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

2.   MERGER PROPOSAL

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
An affiliate of CAPREIT is the property manager for four of the five properties securing the bonds held by Series I, and all five properties securing the bonds in Series II. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in both Series I and Series II will be redeemed for cash and the interests represented by such BACs will be canceled. The redemption price per BAC will be $13.761 and $13.313 for Series I and Series II, respectively. In addition, the General Partner will sell its 1.01% general partnership interest in the Partnership to CAPREIT for $500,000. CAPREIT will also acquire an account receivable held by an affiliate and a former affiliate of the General Partner for the accrued mortgage servicing and administration fees on the related property mortgage loans of both Series I and Series II by paying the discounted amount of $2,929,035.

     Consummation of the merger is contingent upon the approval of a majority of combined Series I and Series II BAC Holders, voting together as one class. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption price to BAC Holders from a financial point of view. A proxy statement is expected to be issued to BAC Holders after it is

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

filed with and reviewed by the Securities and Exchange Commission. This proxy statement will include a full description of the proposed merger and the independent fairness opinion.

3.   INVESTMENTS

                                    SERIES I
                                    --------

     Series I invested in five federally tax-exempt mortgage revenue bonds with a current aggregate principal amount of $44,155,000. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by foreclosure or deed in lieu of foreclosure to nominees of the Partnership (Observatory II was subsequently sold to an unaffiliated third party and the
related bond modified).   As a result, the Partnership accounts for four of the
five investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the investments in real estate in the amounts of $29,744,637 and $30,844,339 as of September 30, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or in-substance foreclosure (ISF). The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, in order to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest. Additionally, the Partnership accounts for the investment in the Observatory II mortgage revenue bond as a loan with a carrying value of $1,600,000 as of both September 30, 1995 and December 31, 1994.

     As of September 30, 1995, Series I had cash and cash equivalents of $36,577, unrestricted marketable securities of $688,085, restricted cash and cash equivalents of $1,660,008, and working capital reserves invested in marketable securities of $1,111,767. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses, and are stated at cost, which generally represents par value and approximates market value. The Partnership has classified these investments as Available for Sale in accordance with SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and nine months ended September 30, 1995 as there was no material difference between the cost for the tax-exempt municipal bonds and fair value throughout the first three quarters of 1995.

     No significant events have occurred during the nine months ended September 30, 1995 in connection with the Series I properties.


                                    SERIES II
                                    ---------

     Series II invested in five federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $62,608,001. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

properties collateralizing the bonds have been transferred by deed in lieu of foreclosure to nominees of the Partnership. As a result, the Partnership accounts for these investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the investments in real estate in the amounts of $45,404,407 and $46,900,416 as of September 30, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or ISF. The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, in order to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest.

     As of September 30, 1995, Series II had cash and cash equivalents of $45,968, unrestricted marketable securities of $791,750, restricted cash and cash equivalents of $2,026,600, and working capital reserves invested in marketable securities of $1,992,550. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses, and are stated at cost, which generally represents par value and approximates market value. The Partnership has classified these investments as Available for Sale in accordance with SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and nine months ended September 30, 1995 as there was no material difference between the cost for the tax-exempt municipal bonds and fair value throughout the first three quarters of 1995.

     The following is an update of significant events affecting the Series II properties during the nine months ended September 30, 1995:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

Ethan's Ridge and Ethan's Glen IIB
----------------------------------

     In April 1995, Ethan's Ridge and Ethan's Glen IIB suffered damage to certain roofs due to a severe hail storm. The cost to repair the damaged roofs was paid by the properties' insurance carrier, less a minimal deductible.

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

4.   DISTRIBUTIONS TO BAC HOLDERS

     The Partnership expects to continue to make distributions to BAC Holders on a semi-annual basis. The merger agreement stipulates that current year distributions cannot exceed nine cents per BAC per month for Series I and nine cents per BAC per month for Series II. The agreement also stipulates that distributions during 1996 cannot exceed 95% of Cash Flow as defined in the Partnership Agreement. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions. However, property level reserves are depleted and estimated cash flow from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II in Series I), therefore, the distributions to BAC Holders may fluctuate from current levels. The Partnership seeks to optimize cash flow from the properties owned by nominees. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1995 distribution for both Series I and Series II to approximate $1.08 per BAC.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                    SERIES I
                                    --------

     The following distributions were paid or accrued to BAC Holders of record during the nine months ended September 30, 1995 and 1994:


                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
-------------          -----------   -------    -----------   -------
March 31,              $   615,600   $  0.27    $   570,000   $  0.25
June 30,                   615,600      0.27        570,000      0.25
September 30,              615,600      0.27        570,000      0.25
                       -----------   -------    -----------   -------
  Total                $ 1,846,800   $  0.81    $ 1,710,000   $  0.75
                       ===========   =======    ===========   =======

     Distributions to BAC Holders for the three and nine months ended September 30, 1995 and 1994 were funded as follows:

                                               For the three months ended
                                                      September 30,
                                               --------------------------
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow (1)                                $    687,175  $    611,246
  Net deposits to working capital reserves          (65,294)      (35,430)
                                               ------------  ------------
      Total cash available for distribution    $    621,881  $    575,816
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $      6,281  $      5,816
                                               ============  ============
    BAC Holders (98.99%)                       $    615,600  $    570,000
                                               ============  ============

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                                For the nine months ended
                                                      September 30,
                                               --------------------------
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow (1)                                $  2,055,481  $  1,921,050
  Net deposits to working capital reserves         (189,838)     (193,603)
                                               ------------  ------------
      Total cash available for distribution    $  1,865,643  $  1,727,447
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $     18,843  $     17,447
                                               ============  ============
    BAC Holders (98.99%)                       $  1,846,800  $  1,710,000
                                               ============  ============

(1)  As defined in the Partnership Agreement.

     The General Partner expects the distribution for the six months ending December 31, 1995 to total approximately $0.54 per BAC, payable on February 29, 1996, or possibly earlier depending on the merger closing date, payable to Series I BAC Holders of record as of the last day in each month during this period.

                                    SERIES II
                                    ---------

     The following distributions were paid or accrued to BAC Holders of record during the nine months ended September 30, 1995 and 1994:

                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
-------------          -----------   -------    -----------   -------
March 31,              $   874,465   $  0.27    $   809,690   $  0.25
June 30,                   874,465      0.27        809,690      0.25
September 30,              874,465      0.27        809,690      0.25
                       -----------   -------    -----------   -------
  Total                $ 2,623,395   $  0.81    $ 2,429,070   $  0.75
                       ===========   =======    ===========   =======

     Distributions to BAC Holders for the three and nine months ended September 30, 1995 and 1994 were funded as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                               For the three months ended
                                                      September 30,
                                               --------------------------
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow (1)                                $    930,135  $  1,003,964
  Net deposits to working capital reserves          (46,748)     (186,014)
                                               ------------  ------------
      Total cash available for distribution    $    883,387  $    817,950
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $      8,922  $      8,260
                                               ============  ============
    BAC Holders (98.99%)                       $    874,465  $    809,690
                                               ============  ============

                                               For the nine months ended
                                                      September 30,
                                               --------------------------
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow (1)                                $  2,995,965  $  2,731,389
  Net deposits to working capital reserves         (345,804)     (277,536)
                                               ------------  ------------
      Total cash available for distribution    $  2,650,161  $  2,453,853
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $     26,766  $     24,783
                                               ============  ============
    BAC Holders (98.99%)                       $  2,623,395  $  2,429,070
                                               ============  ============

(1)  As defined in the Partnership Agreement.

     The General Partner expects the distribution for the six months ending December 31, 1995 to total approximately $0.54 per BAC, payable on February 29, 1996, or possibly earlier depending on the merger closing date, payable to Series II BAC Holders of record as of the last day in each month during this period.

5.   INCOME TAXES

     For income tax purposes, base interest income is accrued when earned. The accrual of interest is discontinued when, at the time of accrual, ultimate collectibility of the interest due is considered unlikely. Once a loan has been placed on a non-accrual status, income is recorded only as cash payments are

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

5.   INCOME TAXES - Continued

received from the borrower until such time as the uncertainty of collection of unpaid base interest is eliminated. As of December 31, 1993, all loans except Observatory II were placed on a non-accrual status for income tax purposes; therefore, income is recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. No contingent interest was recognized for the nine months ended September 30, 1995 and 1994.

     A publicly traded partnership is treated as a corporation for income tax purposes unless it meets certain exceptions. To qualify under these exceptions, the General Partner annually invests in de minimus taxable investments for both Series I and Series II.

                                    SERIES I
                                    --------

     As discussed in Note 3, four of the five investments in Series I mortgage revenue bonds are accounted for as investments in real estate for financial statement purposes as of September 30, 1995. However, for federal income tax purposes, the investments in all of the mortgage revenue bonds are treated as loans, interest on which is exempt from federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

5.   INCOME TAXES - Continued

                       For the three months        For the nine months
                       ended September 30,         ended September 30,
                    -------------------------  --------------------------
                        1995          1994         1995          1994
                    ----------    ----------   -----------   -----------
Financial statement
  net income        $  195,263    $  291,817   $   776,139   $   699,776
Municipal interest
  income not
  recognized (1)       822,683       611,541     2,205,550     1,952,697
Rental income,
  net (2)             (330,769)     (292,299)     (926,208)     (731,422)
                    ----------    ----------   -----------   -----------
Municipal income,
  net for tax
  purposes          $  687,177    $  611,059   $ 2,055,481   $ 1,921,051
                    ==========    ==========   ===========   ===========
Municipal income
  per BAC out-
  standing          $     0.30    $     0.27   $      0.89   $      0.83
                    ==========    ==========   ===========   ===========

(1) Represents the adjustment for interest income received or receivable during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net rental income from investments accounted for as real estate.

     Although the Partnership accounted for four of the five mortgage loan investments as real estate for financial statement purposes during the nine months ended September 30, 1995 and 1994 and reclassified the cash flow from the properties as rental income and expense, the Partnership continued to charge the borrowers interest under the terms of the original loans and interest on unpaid base interest. The Observatory II mortgage revenue bond investment is not shown in the table below since it pays all debt service currently. The following tables summarize the full interest payments for the nine months ended September 30, 1995 and 1994 that are due to the Partnership from the properties:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

5.   INCOME TAXES - Continued

                          For the nine months ended September 30, 1995
                   ----------------------------------------------------
                                    Base           Base
                                  Interest       Interest      Current
                   Current Base   Paid From      Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Royal Oaks         $    801,972  $   602,387   $          --  $  199,585
Trailway Pond           345,366      182,636              --     162,730
Valley Creek            994,764      677,430              --     317,334
White Bear Woods        983,194      688,514              --     294,680
                   ------------  -----------   -------------  ----------
                   $  3,125,296  $ 2,150,967   $          --  $  974,329
                   ============  ===========   =============  ==========


                       For the nine months ended September 30, 1994
                   ----------------------------------------------------
                                    Base           Base
                                  Interest       Interest      Current
                   Current Base   Paid From      Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Royal Oaks         $    801,972  $   541,320   $          --  $  260,652
Trailway Pond           345,366      173,983              --     171,383
Valley Creek            994,764      564,212              --     430,552
White Bear Woods        983,194      629,129              --     354,065
                   ------------  -----------   -------------  ----------
                   $  3,125,296  $ 1,908,644   $          --  $1,216,652
                   ============  ===========   =============  ==========

(1) Although these loans were placed on non-accrual status for income tax purposes, the Partnership also charges the borrowers interest on unpaid base interest, which totalled $569,902 and $420,125 for the nine months ended September 30, 1995 and 1994, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

5.   INCOME TAXES - Continued

                                    SERIES II
                                    ---------

     As discussed in Note 3, the five investments in Series II mortgage revenue bonds are accounted for as investments in real estate for financial statement purposes as of September 30, 1995. However, for federal income tax purposes, the investments in these mortgage revenue bonds are treated as loans, interest on which is exempt from federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

                     For the three months          For the nine months
                     ended September 30,           ended September 30,
                  --------------------------   --------------------------
                      1995           1994          1995          1994
                  -----------    -----------   -----------   -----------
Financial statement
  net income      $   382,362    $   291,149   $ 1,426,243   $   846,349
Municipal interest
  income not
  recognized (1)    1,098,156      1,030,541     3,234,890     2,871,487
Rental income,
  net (2)            (550,383)      (317,725)   (1,665,169)     (986,448)
                  -----------    -----------   -----------   -----------
Municipal income,
  net for tax
  purposes        $   930,135    $ 1,003,965   $ 2,995,964   $ 2,731,388
                  ===========    ===========   ===========   ===========
Municipal income
  per BAC out-
  standing        $      0.29    $      0.31   $      0.92   $      0.83
                  ===========    ===========   ===========   ===========

(1) Represents the adjustment for interest income received or receivable during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net rental income from investments accounted for as real estate.

     Although the Partnership accounted for all of the mortgage loan investments as real estate for financial statement purposes during the nine month ended September 30, 1995 and 1994 and reclassified the cash flow from the properties as rental income and expense, the Partnership continued to charge the borrowers interest under the terms of the original loans and interest on unpaid base interest. The following tables summarize the full interest payments for the nine months ended September 30, 1995 and 1994 that are due to the Partnership from the properties:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

5.   INCOME TAXES - Continued

                       For the nine months ended September 30, 1995
                   ----------------------------------------------------
                                    Base           Base
                                  Interest       Interest      Current
                   Current Base   Paid From      Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Ethan's Ridge and
  Ethan's Glen IIB $  1,139,062  $   871,763   $          --  $  267,299
Fountain Place        1,489,125    1,090,395              --     398,730
James Street
  Crossing            1,001,818      794,261              --     207,557
Trailway Pond II        752,250      412,189              --     340,061
                   ------------  -----------   -------------  ----------
                   $  4,382,255  $ 3,168,608   $          --  $1,213,647
                   ============  ===========   =============  ==========


                       For the nine months ended September 30, 1994
                   ----------------------------------------------------
                                    Base           Base
                                  Interest       Interest      Current
                   Current Base   Paid From      Paid From       Base
                     Interest    Properties'   Non-Operating   Interest
                      Due(1)     Operations      Sources(2)    Not Paid
                   ------------  -----------   -------------  ----------
Ethan's Ridge and
  Ethan's Glen IIB $  1,139,062  $   855,849   $      27,500  $  255,713
Fountain Place        1,489,125      906,407              --     582,718
James Street
  Crossing            1,001,818      671,759              --     330,059
Trailway Pond II        752,250      311,626              --     440,624
                   ------------  -----------   -------------  ----------
                   $  4,382,255  $ 2,745,641   $      27,500  $1,609,114
                   ============  ===========   =============  ==========

(1) Although certain loans were placed on non-accrual status for income tax purposes, the Partnership also charges the borrowers interest on unpaid base interest, which totalled $874,077 and $674,154 for the nine months ended September 30, 1995 and 1994, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or from partners of the borrowers.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION

     On September 22, 1995, a purported class-action lawsuit (styled Zakin v. Dockser, et. al.) was filed by Irving Zakin (the Plaintiff), a BAC Holder of the Partnership against the Partnership, its general partner (CRITEF Associates Limited Partnership), its Assignor Limited Partner (CRITEF, Inc.), C.R.I., Inc., William B. Dockser, H. William Willoughby, Capital Realty Investors Tax Exempt Fund III Limited Partnership, CRITEF III Associates Limited Partnership, CRITEF III, Inc., and CAPREIT (collectively, the Defendants) in Chancery Court for the State of Delaware. The lawsuit alleges, among other matters, that certain Defendants breached their fiduciary duty to the BAC Holders by failing to fully disclose their intentions regarding the proposed merger. The lawsuit also alleges that the Defendants' merger negotiations have not been conducted at arms-length, resulting in self-dealing among certain of the Defendants. The lawsuit seeks, among other things, to enjoin the proposed merger, to require arms-length negotiations purportedly to increase the price to be paid to BAC Holders, to evaluate alternatives to the proposed merger, and to pay Plaintiff's costs.

     On October 5, 1995, a second purported class-action lawsuit (styled Wingard v. Dockser, et. al.) was filed by David and Johanna Wingard, BAC Holders of the Partnership, against the same Defendants, in Chancery Court for the State of Delaware. The second lawsuit makes the same allegations as the first lawsuit.
A request to the court has been made by the Plaintiffs in both lawsuits to consolidate the two complaints.

     The Partnership Agreement provides that the costs incurred in connection with any litigation in which the Partnership is involved be borne by the Partnership itself. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the lawsuits, therefore, the Partnership's financial statements do not include any adjustment that might result from the outcome of the lawsuits. The Defendants believe that the lawsuits are without merit and intend to defend themselves vigorously against the allegations contained in both lawsuits.

7.   RELATED-PARTY TRANSACTIONS

     The General Partner and its affiliates are entitled to receive reimbursements from the Partnership for actual costs and expenses incurred in connection with the operation of the Partnership.


                                    SERIES I
                                    --------

     Expense reimbursements to an affiliate of the General Partner for the three and nine months ended September 30, 1995 were $21,847 and $76,632, respectively, and for the three and nine months ended September 30, 1994 were $26,503 and $88,868, respectively. These expenses are included in general and administrative expense and merger-related expenses in the consolidated statements of income.

     CRICO Mortgage Company, Inc. (CRICO Mortgage), a former affiliate of the General Partner, was entitled to annual mortgage administration and servicing fees from the borrowers which were payable from operating revenues each month after payment of debt service on the mortgage loans. On June 30, 1995, CRICO Mortgage merged with and into an affiliate of CRIIMI MAE Inc., a publicly traded

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

real estate investment trust (the REIT). The REIT was originally sponsored by C.R.I., Inc. (CRI), a general partner of the General Partner, but is not controlled by CRI, although the CRI stockholders are officers and major stockholders of the REIT. Pursuant to the REIT merger agreement, the right to receive the accrued and unpaid mortgage administration and servicing fees as of the date of the REIT merger was distributed by CRICO Mortgage to its shareholders and contributed by them to CRI. As of June 30, 1995, the mortgage administration and servicing are being performed by an affiliate of the REIT and mortgage administration and servicing fees are paid to that entity. This merger did not result in any increase in fees or changes in the amount of fees which are currently payable. Unpaid fees of $1,225,393 and $1,093,242 were due to CRI as of September 30, 1995 and December 31, 1994, respectively. Unpaid fees of $67,325 were due to the affiliate of the REIT as of September 30, 1995, and are included in other liabilities related to real estate operations in the consolidated balance sheets. The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. Any payments made with respect to unpaid fees will be applied against the oldest outstanding fees first. During the six months ended June 30, 1995, the fees paid by the borrowers to CRICO Mortgage totalled $5,000. During the three months ended September 30, 1995, the fees paid by the borrowers to CRI totalled $833. During the three months ended September 30, 1995, the fees paid by the borrowers to the affiliate of the REIT totalled $2,500. Fees paid by the borrowers to CRICO Mortgage for the three and nine months ended September 30, 1994 were $2,500 and $7,500, respectively.

     In addition, CRICO Management of Minnesota, Inc. (CRICO Minnesota), an affiliate of the General Partner, provided property management services to White Bear Woods, Trailway Pond, Royal Oaks and Valley Creek through January 31, 1994. Management fees of $16,916 were paid or accrued to this affiliate of the General Partner by the properties for the month ended January 31, 1994. On February 1, 1994, CRICO Minnesota contributed its property management contracts and personnel to CAPREIT Residential Corporation (Residential). Residential was formed by CRI but is not owned or controlled by CRI and/or its affiliates.


                                    SERIES II
                                    ---------

     Expense reimbursements to an affiliate of the General Partner for the three and nine months ended September 30, 1995, were $27,339 and $89,907, respectively, and for the three and nine months ended September 30, 1994 were $32,645 and $101,010, respectively. These expenses are included in general and administrative expense and merger-related expenses in the consolidated statements of income.

     CRICO Mortgage, a former affiliate of the General Partner, was entitled to annual mortgage administration and servicing fees from the borrowers which were payable from operating revenues each month after payment of debt service on the mortgage loans. On June 30, 1995, CRICO Mortgage merged with and into an affiliate of the REIT. The REIT was originally sponsored by CRI, but is not controlled by CRI, although the CRI stockholders are officers and major stockholders of the REIT. Pursuant to the REIT merger agreement, the right to receive the accrued and unpaid mortgage administration and servicing fees as of

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

the date of the REIT merger was distributed by CRICO Mortgage to its shareholders and contributed by them to CRI. As of June 30, 1995, the mortgage administration and servicing are being performed by an affiliate of the REIT and mortgage administration and servicing fees are paid to that entity. This merger did not result in any increase in fees or changes in the amount of fees which are currently payable. Unpaid fees of $1,847,496 and $1,670,426 were due to CRI as of September 30, 1995 and December 31, 1994, respectively. Unpaid fees of $97,824 were due to the affiliate of the REIT as of September 30, 1995, and are included in other liabilities related to real estate operations in the consolidated balance sheets. The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. Any payments made with respect to unpaid fees will be applied against the oldest outstanding fees first. During the three and nine months ended September 30, 1995 and 1994, no fees were paid by the borrowers.

     In addition, CRICO Minnesota provided property management services to Trailway Pond II, Ethan's Ridge and Ethan's Glen IIB through January 31, 1994. Additionally, CRICO Management Northwest, Inc. (CRICO Northwest) provided property management services to James Street Crossing. Management fees of $15,446 were paid or accrued to these affiliates of the General Partner by the properties for the month ended January 31, 1994. On February 1, 1994, CRICO Minnesota and CRICO Northwest contributed their property management contracts and personnel to Residential. Residential was formed by CRI but is not owned or controlled by CRI and/or its affiliates.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                    Business
                                    --------

                             SERIES I AND SERIES II
                             ----------------------

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
An affiliate of CAPREIT is the property manager for four of the five properties securing the bonds held by Series I, and all five properties securing the bonds in Series II. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in both Series I and Series II will be redeemed for cash and the interests represented by such BACs will be canceled. The redemption price per BAC will be $13.761 and $13.313 for Series I and Series II, respectively. In addition, the General Partner will sell its 1.01% general partnership interest in the Partnership to CAPREIT for $500,000. CAPREIT will also acquire an account receivable held by an affiliate and a former affiliate of the General Partner for the accrued mortgage servicing and administration fees on the related property mortgage loans of both Series I and Series II by paying the discounted amount of $2,929,035.

     Consummation of the merger is contingent upon the approval of a majority of combined Series I and Series II BAC Holders, voting together as one class. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption price to BAC Holders from a financial point of view. A proxy statement is expected to be issued to BAC Holders after it is filed with and reviewed by the Securities and Exchange Commission. This proxy statement will include a full description of the proposed merger and the independent fairness opinion.

                                    SERIES I
                                    --------

     Series I invested in five federally tax-exempt mortgage revenue bonds with a current aggregate principal amount of $44,155,000. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by foreclosure or deed in lieu of foreclosure to nominees of the Partnership (Observatory II was subsequently sold to an unaffiliated third party and the
related bond modified).   As a result, the Partnership accounts for four of the
five investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the investments in real estate in the amounts of $29,744,637 and $30,844,339 as of September 30, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or in-substance foreclosure (ISF). The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, in order to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest. Additionally, the Partnership accounts for the investment in the Observatory II mortgage revenue bond as a loan with a carrying value of $1,600,000 as of both September 30, 1995 and December 31, 1994.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     No significant events have occurred during the nine months ended September 30, 1995 in connection with the Series I properties.


                                    SERIES II
                                    ---------

     Series II invested in five federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $62,608,001. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, all five properties collateralizing the bonds have been transferred by deed in lieu of foreclosure to nominees of the Partnership. As a result, the Partnership accounts for these investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect the investments in real estate in the amounts of $45,404,407 and $46,900,416 as of September 30, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the date of deed transfer or ISF. The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention to hold these properties for the long term if necessary, and with investor consent, in order to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest.

     The following is an update of significant events affecting the Series II properties during the nine months ended September 30, 1995:

Ethan's Ridge and Ethan's Glen IIB
----------------------------------

     In April 1995, Ethan's Ridge and Ethan's Glen IIB suffered damage to certain roofs due to a severe hail storm. The cost to repair the damaged roofs was paid by the properties' insurance carrier, less a minimal deductible.

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

     The General Partner's ongoing strategy has been for the nominees to continue holding the properties acquired upon the defaults of the original borrowers until the loan maturity dates. If the merger proposal is approved, the interests of the BAC Holders would be redeemed at closing. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend for investor approval extension of certain loan maturity dates and, if approved, arrange for related adjustments of the pertinent mortgage revenue bonds as needed.

     The Partnership expects to continue to make distributions to BAC Holders on a semi-annual basis. The merger agreement stipulates that current year distributions cannot exceed nine cents per BAC per month for Series I and nine cents per BAC per month for Series II. The agreement also stipulates that distributions during 1996 cannot exceed 95% of Cash Flow as defined in the Partnership Agreement. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions. However, property level reserves are depleted and estimated cash flow from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II in Series I), therefore, the distributions to BAC Holders may fluctuate from current levels. The Partnership seeks to optimize cash flow from the properties owned by nominees. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1995 distribution for both Series I and Series II to approximate $1.08 per BAC.


                                    SERIES I
                                    --------

     The following distributions were paid or accrued to BAC Holders of record during the nine months ended September 30, 1995 and 1994:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
-------------          -----------   -------    -----------   -------
March 31,              $   615,600   $  0.27    $   570,000   $  0.25
June 30,                   615,600      0.27        570,000      0.25
September 30,              615,600      0.27        570,000      0.25
                       -----------   -------    -----------   -------
  Total                $ 1,846,800   $  0.81    $ 1,710,000   $  0.75
                       ===========   =======    ===========   =======

     Distributions to BAC Holders for the three and nine months ended September 30, 1995 and 1994 were funded as follows:

                                               For the three months ended
                                                      September 30,
                                               ---------------------------
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow (1)                                $    687,175  $    611,246
  Net deposits to working capital reserves          (65,294)      (35,430)
                                               ------------  ------------
      Total cash available for distribution    $    621,881  $    575,816
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $      6,281  $      5,816
                                               ============  ============
    BAC Holders (98.99%)                       $    615,600  $    570,000
                                               ============  ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                               For the nine months ended
                                                      September 30,
                                               --------------------------
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow (1)                                $  2,055,481  $  1,921,050
  Net deposits to working capital reserves         (189,838)     (193,603)
                                               ------------  ------------
      Total cash available for distribution    $  1,865,643  $  1,727,447
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $     18,843  $     17,447
                                               ============  ============
    BAC Holders (98.99%)                       $  1,846,800  $  1,710,000
                                               ============  ============

(1)  As defined in the Partnership Agreement.

     The General Partner expects the distribution for the six months ending December 31, 1995 to total approximately $0.54 per BAC, payable on February 29, 1996, or possibly earlier depending on the merger closing date, payable to Series I BAC Holders of record as of the last day in each month during this period.

     As of September 30, 1995, Series I had cash and cash equivalents of $36,577, unrestricted marketable securities of $688,085, restricted cash and cash equivalents of $1,660,008, and working capital reserves invested in marketable securities of $1,111,767. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses, and are stated at cost, which generally represents par value and approximates market value. The Partnership has classified these investments as Available for Sale in accordance with SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and nine months ended September 30, 1995 as there was no material difference between the cost for the tax-exempt municipal bonds and fair value throughout the first three quarters of 1995.

     The Partnership closely monitors its cash flow and liquidity position for Series I in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series I's net cash provided by operating activities, which consists primarily of receipts of base interest on mortgage loans, for the nine months ended September 30, 1995, was adequate to support operating requirements and declared distributions to BAC Holders and the General Partner. For the nine months ended September 30, 1995, cash and cash equivalents decreased due to the timing of distribution payments. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                    SERIES II
                                    ---------

     The following distributions were paid or accrued to BAC Holders of record during the nine months ended September 30, 1995 and 1994:

                              1995                     1994
                         Distributions to         Distributions to
                            BAC Holders              BAC Holders
                       ---------------------    ---------------------
Quarter Ended             Total      Per BAC       Total      Per BAC
-------------          -----------   -------    -----------   -------
March 31,              $   874,465   $  0.27    $   809,690   $  0.25
June 30,                   874,465      0.27        809,690      0.25
September 30,              874,465      0.27        809,690      0.25
                       -----------   -------    -----------   -------
  Total                $ 2,623,395   $  0.81    $ 2,429,070   $  0.75
                       ===========   =======    ===========   =======

     Distributions to BAC Holders for the three and nine months ended September 30, 1995 and 1994 were funded as follows:

                                               For the three months ended
                                                      September 30,
                                               --------------------------
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow (1)                                $    930,135  $  1,003,964
  Net deposits to working capital reserves          (46,748)     (186,014)
                                               ------------  ------------
      Total cash available for distribution    $    883,387  $    817,950
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $      8,922  $      8,260
                                               ============  ============
    BAC Holders (98.99%)                       $    874,465  $    809,690
                                               ============  ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                For the nine months ended
                                                      September 30,
                                                -------------------------
                                                   1995          1994
                                               ------------  ------------
Cash Available for Distribution:
  Cash flow (1)                                $  2,995,965  $  2,731,389
  Net deposits to working capital reserves         (345,804)     (277,536)
                                               ------------  ------------
      Total cash available for distribution    $  2,650,161  $  2,453,853
                                               ============  ============
  Distributions to:
    General partner (1.01%)                    $     26,766  $     24,783
                                               ============  ============
    BAC Holders (98.99%)                       $  2,623,395  $  2,429,070
                                               ============  ============

(1)  As defined in the Partnership Agreement.

     The General Partner expects the distribution for the six months ending December 31, 1995 to total approximately $0.54 per BAC, payable on February 29, 1996, or possibly earlier depending on the merger closing date, payable to Series II BAC Holders of record as of the last day in each month during this period.

     As of September 30, 1995, Series II had cash and cash equivalents of $45,968, unrestricted marketable securities of $791,750, restricted cash and cash equivalents of $2,026,600, and working capital reserves invested in marketable securities of $1,992,550. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses, and are stated at cost, which generally represents par value and approximates market value. The Partnership has classified these investments as Available for Sale in accordance with SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and nine months ended September 30, 1995 as there was no material difference between the cost for the tax-exempt municipal bonds and fair value throughout the first three quarters of 1995.

     The Partnership closely monitors its cash flow and liquidity position for Series II in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series II's net cash provided by operating activities, which consists primarily of receipts of base interest on mortgage loans, for the nine months ended September 30, 1995, was adequate to support operating requirements and declared distributions to BAC Holders and the General Partner. For the nine months ended September 30, 1995, cash and cash equivalents decreased due to the timing of distribution payments. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                              Results of Operations
                              ---------------------

                                    SERIES I
                                    --------

     Series I's net income for the three months ended September 30, 1995 decreased from the corresponding period in 1994 primarily due to fees incurred by the Partnership for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger, as previously discussed. Contributing to the decrease in net income was an increase in rental expenses primarily due to an increase in non-recurring repairs and maintenance costs at certain properties. Partially offsetting the decrease in net income was an increase in rental revenue, resulting from an increase in rental rates and occupancy levels at all properties, as well as a decrease in depreciation expense as a result of the use of an accelerated method for personal property. Also partially offsetting the decrease in net income was an increase in interest and other income as a result of higher yields on investments.

     Series I's net income for the nine months ended September 30, 1995 increased from the corresponding period in 1994 primarily due to an increase in rental revenue, a decrease in depreciation expense, and an increase in interest and other income, as discussed above. Partially offsetting the increase in net income was an increase in rental expenses and merger-related expenses, as discussed above.

                                    SERIES II
                                    ---------

     Series II's net income for the three and nine months ended September 30, 1995 increased from the corresponding periods in 1994 primarily due to an increase in rental revenue resulting from an increase in rental rates and occupancy levels at certain properties. Contributing to the increase in net income was a decrease in rental expenses primarily due to a reduction in non-recurring repairs and maintenance costs and general and administrative expenses at certain properties, as well as a decrease in depreciation expense as a result of the use of an accelerated method for personal property. Also contributing to the increase in net income was an increase in interest and other income resulting from higher yields on investments. Partially offsetting the increase in net income were fees incurred by the Partnership for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger, as previously discussed.

     Presented below is a summary of the rental operations for the three and nine months ended September 30, 1995 and 1994 of each of the properties accounted for as Investments in Real Estate in which Series I and II have invested.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                    SERIES I
                                    --------

                                             Average Physical
Name of Investment         No. of               Occupancy
Rental Property            Rental           for the nine months
and Location               Units            ended September 30,
------------------         ------          --------------------
                                           1995           1994
                                           ----           ----
Observatory II
  Burnsville, MN              75           100%            99%
Royal Oaks
  Eagan, MN                  231            99%            96%
Trailway Pond
  Burnsville, MN              75            98%            96%
Valley Creek
  Woodbury, MN               225            97%            94%
White Bear Woods
  White Bear Lake, MN        225            98%            96%
                           -----           ---            ---
                             831            98%            96%
                           =====           ===            ===

                                    SERIES II
                                    ---------

                                             Average Physical
Name of Investment         No. of               Occupancy
Rental Property            Rental           for the nine months
and Location               Units            ended September 30,
------------------         ------          --------------------
                                           1995           1994
                                           ----           ----
Ethan's Ridge and
  Ethan's Glen IIB
  Kansas City, MO            364            94%            94%
Fountain Place
  Eden Prairie,MN            332            95%            93%
James Street Crossing
  Kent, WA                   300            97%            91%
Trailway Pond II
  Burnsville, MN             165            98%            93%
                           -----           ---            ---
                           1,161            96%            93%
                           =====           ===            ===

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                    SERIES I
                                    --------

                      Base Interest Paid from       Net Rental Operating
Name of Investment    Properties' Operations(1)      Income (2) for the
Rental Property       for the nine months ended      nine months ended
and Location                September 30,               September 30,
------------------    -------------------------   ------------------------
                         1995          1994          1995         1994
                      -----------   -----------   -----------  -----------
Observatory II
  Burnsville, MN(3)   $        --   $        --   $        --  $        --
Royal Oaks
  Eagan, MN               602,387       541,320       670,438      617,695
Trailway Pond
  Burnsville, MN          182,636       173,983       208,358      183,839
Valley Creek
  Woodbury, MN            677,430       564,212       728,317      649,941
White Bear Woods
  White Bear Lake, MN     688,514       629,129       626,064      695,155
                      -----------   -----------   -----------  -----------
                      $ 2,150,967   $ 1,908,644   $ 2,233,177  $ 2,146,630
                      ===========   ===========   ===========  ===========

                                    SERIES II
                                    ---------

                      Base Interest Paid from       Net Rental Operating
Name of Investment    Properties' Operations(1)      Income (2) for the
Rental Property       for the nine months ended      nine months ended
and Location                 September 30,              September 30,
------------------    --------------------------  ------------------------
                          1995          1994         1995         1994
                      ------------  ------------  -----------  -----------
Ethan's Ridge and
  Ethan's Glen IIB
  Kansas City, MO     $    871,763  $    855,849  $   926,764  $   719,299
Fountain Place
  Eden Prairie, MN       1,090,395       906,407    1,276,007      969,766
James Street Crossing
  Kent, WA                 794,261       671,759      842,631      795,620
Trailway Pond II
  Burnsville, MN           412,189       311,626      470,714      376,511
                      ------------  ------------  -----------  -----------
                      $  3,168,608  $  2,745,641  $ 3,516,116  $ 2,861,196
                      ============  ============  ===========  ===========

(1) Exclusive of amount paid to the Partnership from properties' reserves, mortgage loan proceeds, partners of the borrowers or other sources. No such amounts for Series I were paid for the nine months ended September 30,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     1995 and 1994. Such amounts for Series II were $0 and $27,500 for the nine months ended September 30, 1995 and 1994, respectively.
(2) Calculated from the respective properties' financial statements as net loss adjusted for depreciation, amortization, mortgage loan interest, mortgage servicing and administration fees and interest income on reserves.
(3) Rental operating information is not provided for the Observatory II investment because it is accounted for as an investment in mortgage revenue bond and is paying full base interest.

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS
          -----------------

     On September 22, 1995, a purported class-action lawsuit (styled Zakin v. Dockser, et. al.) was filed by Irving Zakin (the Plaintiff), a BAC Holder of the Partnership against the Partnership, its general partner (CRITEF Associates Limited Partnership), its Assignor Limited Partner (CRITEF, Inc.), C.R.I., Inc., William B. Dockser, H. William Willoughby, Capital Realty Investors Tax Exempt Fund III Limited Partnership, CRITEF III Associates Limited Partnership, CRITEF III, Inc., and CAPREIT (collectively, the Defendants) in Chancery Court for the State of Delaware. The lawsuit alleges, among other matters, that certain Defendants breached their fiduciary duty to the BAC Holders by failing to fully disclose their intentions regarding the proposed merger. The lawsuit also alleges that the Defendants' merger negotiations have not been conducted at arms-length, resulting in self-dealing among certain of the Defendants. The lawsuit seeks, among other things, to enjoin the proposed merger, to require arms-length negotiations purportedly to increase the price to be paid to BAC Holders, to evaluate alternatives to the proposed merger, and to pay Plaintiff's costs.

     On October 5, 1995, a second purported class-action lawsuit (styled Wingard v. Dockser, et. al.) was filed by David and Johanna Wingard, BAC Holders of the Partnership, against the same Defendants, in Chancery Court for the State of Delaware. The second lawsuit makes the same allegations as the first lawsuit.
A request to the court has been made by the Plaintiffs in both lawsuits to consolidate the two complaints.

     The Partnership Agreement provides that the costs incurred in connection with any litigation in which the Partnership is involved be borne by the Partnership itself. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the lawsuits, therefore, the Partnership's financial statements do not include any adjustment that might result from the outcome of the lawsuits. The Defendants believe that the lawsuits are without merit and intend to defend themselves vigorously against the allegations contained in both lawsuits.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A report on Form 8-K was filed with the Commission on September 13, 1995 regarding the Partnership's acceptance of a cash merger offer from an affiliate of CAPREIT for redemption of the Partnership's BACs, subject to BAC Holder approval.

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


November 14, 1995             By:  /s/ Richard J. Palmer
------------------------      -----------------------------------
Date                          Richard J. Palmer
                              Senior Vice President/Finance

                              Signing on behalf of the Registrant
                                and as Principal Accounting Officer