Form 10-K
period 1995-12-31
CAPITAL REALTY INVESTORS TAX EXEMPT FUND LTD PARTNERSHIP
filed 1996-03-28
CIK 799690

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              -----------------
Commission file number             1-9793
                              -----------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                52-1483643
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)     (301) 468-9200
                                                       ------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                           on which registered
---------------------------------            -----------------------------
Beneficial Assignee Certificates                 American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1996, 2,280,000 (Series I) and 3,238,760 (Series II)
Beneficial Assignee Certificates (BACs) were outstanding and the aggregate market value of such BACs held by non-affiliates of the registrant on such date was $29,911,875 and $42,860,570, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Form 10-K Parts                                  Document
------------------                 ---------------------------------------
I, II, III and IV                  1995 Annual Report to BAC Holders

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                 Page
                                                                 ----

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .    I-1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .    I-1
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .    I-1
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . . . . .    I-1


                                     PART II
                                     -------

Item 5.   Market for the Registrant's Partnership
            Interests and Related Partnership Matters . . . .    II-1
Item 6.   Selected Financial Data . . . . . . . . . . . . . .    II-1
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . .    II-1
Item 8.   Financial Statements and Supplementary Data . . . .    II-2
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . . . . .    II-2


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . . . . .    III-1
Item 11.  Executive Compensation  . . . . . . . . . . . . . .    III-2
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . . .    III-3
Item 13.  Certain Relationships and Related Transactions  . .    III-4


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . . .    IV-1

Signatures  . . .   . . . . . . . . . . . . . . . . . . . . .    IV-3

Cross Reference Sheet . . . . . . . . . . . . . . . . . . . .    IV-4

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .    IV-5

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Development and Description of Business
     ---------------------------------------

          Information concerning the business of Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership) is contained in the 1995 Annual Report to BAC Holders which contains Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 5 and 7 of the notes to consolidated financial statements. The Annual Report is contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

     Employees
     ---------

          The Partnership has no employees. Services are performed for the Partnership by affiliates of the General Partner and agents retained by them.

ITEM 2.   PROPERTIES
          ----------

          Information concerning the properties of the Partnership is contained in the 1995 Annual Report to BAC Holders which contains Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 5 of the notes to consolidated financial statements. The Annual Report is contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          Reference is made to Note 8 of the notes to consolidated financial statements on page 68 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a)  Market information.

          Reference is made to the Selected Financial Data on pages 1 through 5 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.

     (b)  Number of Security Holders.

          As of December 31, 1995, there were approximately 2,800 and 4,000 registered holders of BACs for Series I and Series II, respectively, in the Partnership.

     (c)  Distributions.

          Reference is made to the Selected Financial Data on Pages 1 through 5 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.

          See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1995 Annual Report to BAC Holders, which is incorporated herein by reference, for information regarding the sources of funds used for cash distributions and for a discussion of factors which may affect the Partnership's ability to maintain cash distributions at current levels.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

          Reference is made to Selected Financial Data on pages 1 through 5 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

          Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 28 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.

                                     PART II
                                     -------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Reference is made to pages 29 through 36 of the 1995 Annual Report to BAC Holders for the financial statements of the registrant, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

          None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

(a), (b) and
  (c) The Partnership has no directors, executive officers or significant employees of its own.
(a), (b), (c)
  and (e) The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 59, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 49, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Richard J. Palmer, 44, Senior Vice President-Chief Financial Officer. Prior to joining CRI in 1983 as Director of Tax Policy, he was a Tax Manager at Grant Thornton (formerly Alexander Grant & Company). He also served in the Tax and Audit Departments of Peat, Marwick, Main and Company (formerly Peat, Marwick, Mitchell and Company) prior to his seven years at Grant Thornton. He holds a Bachelor of Business Administration degree from the Florida Atlantic University and is also a Certified Public Accountant.















                                      III-1

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - continued
          --------------------------------------------------

Ronald W. Thompson, 49, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 37, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 40, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c) and (d)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement and as disclosed in the Partnership's Registration Statement on Form S-11, as amended, various kinds of compensation and fees are payable or were paid to the General Partner and/or its affiliates. Additional information required in these sections is included in Notes 3 and 4 to the financial statements contained in Part IV (filed in response to Item 8 hereof), which are incorporated herein by reference.

     (e)  Termination of employment and change in control arrangement.

          None.






                                      III-2

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs as of December 31, 1995.

     (b)  Security ownership of management

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 15, 1996, by each and by all directors and officers as a group of the managing general partner of the Partnership's General Partner. The voting and investment powers for the BACs listed are held solely by the named beneficial owner. The General Partner which controls the day-to-day operations of the Partnership is a limited partnership whose managing general partner is CRI. Mr. Dockser and Mr. Willoughby control CRI.


    Name of                        Amount and Nature        % of total
Beneficial Owner                of Beneficial Ownership     BACs issued
----------------                -----------------------     ------------
William B. Dockser               500 BACs in Series I           0.02%
                                1,500 BACs in Series II         0.05%

H. William Willoughby                    None                      0%

All Directors and Officers
  as a Group (6 persons)         500 BACs in Series I           0.02%
                                1,500 BACs in Series II         0.05%


In addition, Saundra L. Dockser, William B. Dockser's spouse, owns 1,000 BACs in Series II, representing 0.03% of total BACs issued.

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership, with the exception of the merger agreement with an affiliate of Capital Apartment Properties, Inc., as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of the notes to consolidated financial statements, which are incorporated herein by reference. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.






                                      III-3

                                    PART III
                                    --------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the managing general partner of the General Partner of the Partnership other than any indirect interest such officers and directors may have (i) in the amounts paid to the General Partner or its affiliates by virtue of their stock ownership in CRI, as disclosed in Part IV, Item 14, in Note 3 of the notes to consolidated financial statements, which is incorporated herein by reference; (ii) as shareholders in corporations that are partners in partnerships that hold title to properties, subject to the existing indebtedness as a consequence of foreclosure against, or deeds in lieu of foreclosure from, former borrowers; and/or (iii) in the amounts paid to the General Partner or its affiliates by virtue of their BAC ownership in the Partnership with respect to distributions in connection with BACs held by such individuals.

          Nominee limited partnerships became holders of title to the properties on which the original borrowers defaulted, subject to the existing indebtedness, rather than the Partnership, in an effort to maintain the tax-exempt nature of the interest on the mortgage revenue bonds and to hold the properties until their ultimate disposition. The nominee entities and the managing general partner of the General Partner of the Partnership have primarily common ownership (except for Ethan's Ridge and Ethan's Glen IIB in Series II prior to March 14, 1996) and are under common control. No compensation or fees were paid by the Partnership to the nominee entities or their principals in connection with the transfers of ownership. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partner or its affiliates, is incorporated herein by reference.

     SERIES I PROPERTY                 NOMINEE ENTITY
     -----------------   ----------------------------------------------

     Royal Oaks          CRICO of Royal Oaks Limited Partnership
                         ---------------------------------------
                         General Partner: CRICO of Royal Oaks, Inc.
                         Limited Partner: CRICO Minnesota Holdings, Inc.

     Trailway Pond       CRICO of Trailway Pond I Limited Partnership
                         --------------------------------------------
                         General Partner: CRICO of Trailway Pond I, Inc.
                         Limited Partner: CRICO Minnesota Holdings, Inc.

     Valley Creek        CRICO of Valley Creek I Limited Partnership
                         -------------------------------------------
                         General Partner: CRICO of Valley Creek I, Inc.
                         Limited Partner: CRICO Minnesota Holdings, Inc.

     White Bear Woods    CRICO of White Bear Woods I Limited Partnership
                         -----------------------------------------------
                         General Partner: CRICO of White Bear Woods I,Inc.
                         Limited Partner: CRICO Minnesota Holdings, Inc.





                                      III-4

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

     SERIES II PROPERTY                NOMINEE ENTITY
     ------------------  ----------------------------------------------

     Ethan's Ridge and
      Ethan's Glen IIB   CRICO of Ethan's I Limited Partnership
                         --------------------------------------
                         General Partner: CRICO of Ethan's I, Inc.
                         Limited Partners: CRICO of Iona, Inc. and three
                           unrelated parties (the interests of which unrelated parties were terminated effective March 14, 1996)

     Fountain Place      CRICO of Fountain Place Limited Partnership
                         -------------------------------------------
                         General Partner: CRICO of Fountain Place, Inc.
                         Limited Partner: CRICO Minnesota Holdings, Inc.
     James Street
      Crossing           CRICO of James Street Crossing Limited
                         --------------------------------------
                           Partnership
                           -----------
                         General Partner: CRICO of James Street, Inc.
                         Limited Partner: CRICO Holdings, Inc.

     Trailway Pond II    CRICO of Trailway Pond II Limited Partnership
                         ---------------------------------------------
                         General Partner: CRICO of Trailway Pond II, Inc.
                         Limited Partner: CRICO Minnesota Holdings, Inc.


     (b)  Certain business relationships.

          The Partnership response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the general partners of the General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.












                                      III-5

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ---------------------------------------------------
               ON FORM 8-K
               -----------

     (a)  List of documents filed as part of this report:
          ----------------------------------------------

          (1)  Financial Statements                              Page(s)
               --------------------                              -------

               Reports of Independent Public Accountants           29

               Consolidated Balance Sheets as of
                 December 31, 1995 and 1994                        30

               Consolidated Statements of Income for
                 the years ended December 31, 1995, 1994
                 and 1993                                         31-32

               Consolidated Statements of Changes in
                 Partners' Capital (Deficit) for the
                 years ended December 31, 1995, 1994 and
                 1993                                             33-34

               Consolidated Statements of Cash Flows for
                 the years ended December 31, 1995, 1994
                 and 1993                                         35-36

               Notes to Consolidated Financial Statements
                 which include the information required to
                 be included in Schedule III - Real Estate
                 and Accumulated Depreciation of
                 Properties (Note 5)                              37-72

          (2)  Financial Statement Schedules
               -----------------------------

               All financial statement schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

          (3) Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

               Exhibit No. 3 - Articles of incorporation and bylaws

               a. Certificate of Limited Partnership of Capital Realty Investors Tax Exempt Fund Limited Partnership. (Incorporated by reference from Exhibit 3 to the Regis-trant's Post-Effective Amendment No. 2, dated August 3, 1987, to the Registration Statement on Form S-11.)

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ---------------------------------------------------
               ON FORM 8-K - Continued
               -----------

               Exhibit No. 4 - Instruments defining the rights of security holders, including indentures

               a. Agreement of Limited Partnership of Capital Realty Investors Tax Exempt Fund Limited Partnership. (Incorporated by reference from Exhibit 4 to the Registrant's Post-Effective Amendment No. 2, dated August 3, 1987, to the Registration Statement on Form S-11.)

               Exhibit No. 10 - Material contracts

               a. Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Registrant's Post-Effective Amendment No. 1, dated January 20, 1987, to the Registration Statement on Form S-11.)

               b. Amended and Restated Agreement and Plan of Merger, dated as of March 14, 1996. (Incorporated by reference from Appendix A-1 to the Registrant's Preliminary Proxy Statement Pursuant to Section 14(a) of the Securities and Exchange Act of 1934 filed March 18, 1996.)

               Exhibit No. 13 - Annual report to security holders, Form 10-Q or quarterly report to security holders

               a.   1995 Annual Report to BAC Holders.

               Exhibit No. 27 - Financial Data Schedule

     (b)  Report on Form 8-K
          ------------------

          No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1995.

     (c)  Exhibits
          --------

          This list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)(3) above.

     (d)  Financial Statement Schedules
          -----------------------------

          See (a)(1) and (2) above.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Capital Realty Investors Tax Exempt
                                     Fund Limited Partnership

                                   By:  CRITEF Associates Limited
                                          Partnership, General Partner

                                   By:  C.R.I., Inc., General Partner




March 27, 1996                     /s/ William B. Dockser
-------------------                ------------------------------------
DATE                               William B. Dockser, Director
                                   Chairman of the Board,
                                     Treasurer and Principal
                                     Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 27, 1996                     /s/ H. William Willoughby
-------------------                ------------------------------------
DATE                               H. William Willoughby
                                   Director, President and Secretary


March 27, 1996                     /s/ Richard J. Palmer
-------------------                ------------------------------------
DATE                               Richard J. Palmer
                                   Senior Vice President,
                                   Chief Financial Officer,
                                   Principal Financial and
                                     Principal Accounting Officer

                              CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:


Item                                 Reference Materials         Page
----                                 -------------------     -------------

3.   Legal Proceedings               1995 Annual Report      68 through 72

5.   Market for the Registrant's     1995 Annual Report       1 through 5
     Partnership Interests and
     Related Partnership Matters

6.   Selected Financial Data         1995 Annual Report       1 through 5

7.   Management's Discussion and     1995 Annual Report       6 through 28
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements and        1995 Annual Report      29 through 36
     Supplementary Data


14.  Exhibits, Financial Statement   1995 Annual Report      29 through 72
     Schedules, and Reports on
     Form 8-K

                                  EXHIBIT INDEX

Exhibit                                                  Page
-------                                      ----------------------------

(13)   Annual Report to BAC Holders          1 through 72

(27)   Financial Data Schedule               Filed herewith electronically

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                                 SERIES I AND II

                        1995 ANNUAL REPORT TO BAC HOLDERS

         CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

SELECTED FINANCIAL DATA
-----------------------

Financial Highlights
--------------------


                                                                             SERIES I
                                           ------------------------------------------------------------------------------
                                                                  For the years ended December 31,
                                               1995             1994            1993             1992            1991
                                           ------------     ------------    ------------     ------------    ------------
Net rental income (1)                      $  1,327,566     $  1,056,573    $    512,569     $    326,545    $    595,498
Interest from mortgage revenue bonds            128,000          128,000         128,000          157,288              --
Other expenses                                 (291,067)        (170,934)       (189,188)        (200,956)       (369,287)
Valuation adjustment on investment
  in real estate (1)(2)                              --               --              --               --        (405,071)
                                           ------------     ------------    ------------     ------------    ------------
Net income (loss)                          $  1,164,499     $  1,013,639    $    451,381     $    282,877    $   (178,860)
                                           ============     ============    ============     ============    ============

Net income (loss) allocated to
  BAC Holders (98.99%)                     $  1,152,738     $  1,003,401    $    446,822     $    280,020    $   (177,054)
                                           ============     ============    ============     ============    ============
Net income (loss) per
  BAC outstanding                          $       0.51     $       0.44    $       0.20     $       0.12    $      (0.08)
                                           ============     ============    ============     ============    ============
Total cash distribution per
  BAC outstanding                          $       1.08     $       1.00    $       1.00     $       1.16    $       1.37
                                           ============     ============    ============     ============    ============

Number of BACs outstanding                    2,280,000        2,280,000       2,280,000        2,280,000       2,280,000
                                           ============     ============    ============     ============    ============

Investment in real estate, before
  accumulated depreciation(1)              $ 37,721,666     $ 37,721,666    $ 37,721,666     $ 37,721,666    $ 37,721,666
                                           ============     ============    ============     ============    ============
Investment in real estate, before
  accumulated depreciation, per
  BAC outstanding                          $      16.38     $      16.38    $      16.38     $      16.38    $      16.38
                                           ============     ============    ============     ============    ============

Asset held for sale (2)                    $         --     $         --    $         --     $         --    $  2,050,000
                                           ============     ============    ============     ============    ============

Investment in mortgage revenue bond (2)    $  1,600,000     $  1,600,000    $  1,600,000     $  1,600,000    $         --
                                           ============     ============    ============     ============    ============

Total assets                               $ 35,346,743     $ 36,204,938    $ 37,124,695     $ 38,826,296    $ 40,943,991
                                           ============     ============    ============     ============    ============
Total assets per BAC outstanding           $      15.35     $      15.72    $      16.12     $      16.86    $      17.78
                                           ============     ============    ============     ============    ============
Net assets                                 $ 31,160,983     $ 32,484,008    $ 33,773,632     $ 35,625,514    $ 38,011,429
                                           ============     ============    ============     ============    ============
Net assets per BAC outstanding             $      13.53     $      14.10    $      14.66     $      15.47    $      16.50
                                           ============     ============    ============     ============    ============

         CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

-----------------------

Financial Highlights
--------------------


                                                                             SERIES II
                                           ------------------------------------------------------------------------------
                                                                  For the years ended December 31,
                                               1995             1994            1993             1992            1991
                                           ------------     ------------    ------------     ------------    ------------
Net rental income (1)                      $  2,087,929     $  1,546,136    $  1,511,870     $    428,325    $    737,795
Other expenses                                 (292,014)        (170,583)       (281,593)        (127,970)       (186,200)
                                           ------------     ------------    ------------     ------------    ------------
Income before extraordinary item              1,795,915        1,375,553       1,230,277          300,355         551,595
Extraordinary gain (3)                               --               --         416,432               --              --
                                           ------------     ------------    ------------     ------------    ------------
Net income                                 $  1,795,915     $  1,375,553    $  1,646,709     $    300,355    $    551,595
                                           ============     ============    ============     ============    ============

Net income allocated to
  BAC Holders (99.99%)                     $  1,777,776     $  1,361,660    $  1,630,077     $    297,321    $    546,024
                                           ============     ============    ============     ============    ============

Net income per BAC outstanding             $       0.55     $       0.42    $       0.50     $       0.09    $       0.17
                                           ============     ============    ============     ============    ============
Total cash distribution per
  BAC outstanding                          $       1.08     $       1.00    $       1.00     $       1.00    $       1.37
                                           ============     ============    ============     ============    ============

Number of BACs outstanding                    3,238,760        3,238,760       3,238,760        3,238,760       3,238,760
                                           ============     ============    ============     ============    ============

Investment in real estate, before
  accumulated depreciation(1)              $ 56,382,005     $ 56,382,005    $ 56,382,005     $ 56,382,005    $ 56,382,005
                                           ============     ============    ============     ============    ============
Investment in real estate, before
  accumulated depreciation, per
  BAC outstanding                          $      17.23     $      17.23    $      17.23     $      17.23    $      17.23
                                           ============     ============    ============     ============    ============

Total assets                               $ 51,162,806     $ 52,079,884    $ 53,638,123     $ 55,477,180    $ 57,453,236
                                           ============     ============    ============     ============    ============

Total assets per BAC outstanding           $      15.64     $      15.92    $      16.39     $      16.96    $      17.56
                                           ============     ============    ============     ============    ============

Net assets                                 $ 45,880,928     $ 47,618,564    $ 49,514,816     $ 51,139,913    $ 54,111,366
                                           ============     ============    ============     ============    ============

Net assets per BAC outstanding             $      14.02     $      14.55    $      15.13     $      15.63    $      16.54
                                           ============     ============    ============     ============    ============

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

-----------------------

(1) All properties collateralizing the mortgage revenue bonds have been transferred by foreclosure or deed in lieu of foreclosure to nominees of the Partnership subject to existing indebtedness (Observatory II in Series I was subsequently sold, as discussed below). As a result, the Partnership accounts for these as investments in real estate for financial statement purposes. The Partnership recorded valuation adjustments representing the lower of (a) the carrying value of the loan and related accrued interest or
     (b) the estimated fair value of the property and other net assets of the property acquired in settlement of loans or in-substance foreclosure (ISF) at the earlier of transfer of the deed or ISF. The valuation adjustments and the financial statement presentation are independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest. A reconciliation of the major differences between the financial statement net income and the municipal income for federal income tax purposes is contained in Note 6 of the notes to consolidated financial statements.

(2) The Observatory II mortgage revenue bond (Series I) was classified as an asset held for sale as of December 31, 1991 pursuant to a signed letter of intent from CRICO of Greenhaven, Inc., a nominee of the Partnership, to sell the property underlying the mortgage loan which secured the bond to an unrelated third party for $2,050,000, with the Partnership providing tax-exempt mortgage revenue bond financing for $1,600,000. The valuation adjustment of $405,071 for the sale of the asset was recorded in the consolidated statement of operations for 1991. Subsequent to the sale of the property, which occurred on March 31, 1992, the $1,600,000 financing was classified as an investment in mortgage revenue bond. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the transaction.

(3) At December 31, 1992, the Partnership accrued net liabilities of approximately $621,000 on James Street Crossing which were expected to be assumed by the Partnership upon receipt by nominee of the Partnership deed in lieu of foreclosure. Included in this amount was approximately $416,000 owed to the former general partner of James Street Crossing. This liability was not assumed by the nominee of the Partnership when it received the deed in lieu of foreclosure effective March 31, 1993; as such, this liability was reversed and has been treated as an extraordinary gain in the statement of operations.

Market Data
-----------

     On July 1, 1993, the General Partner listed the BACs on the American Stock Exchange (AMEX) with a trading symbol of CRA for Series I and CRB for Series II. As of December 31, 1995, there were 2,280,000 and 3,238,760 BACs issued and outstanding for Series I and Series II, respectively. The following table sets forth the high and low closing sales price and the dividends per BAC for Series I and Series II during the periods indicated:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

-----------------------

                                 SERIES I
                                 --------

                                Sales Price
                          ---------------------        Distributions
1995 Quarter Ended          High          Low             per BAC
------------------        -------       -------        -------------
March 31                  $12 3/8       $10              $    0.27
June 30                    12 3/8        11 1/2               0.27
September 30               13 1/8        11 1/4               0.27
December 31                13 1/2        12 5/8               0.27
                                                         ---------
                                                         $    1.08
                                                         =========


                                Sales Price
                          ---------------------        Distributions
1994 Quarter Ended          High          Low             per BAC
------------------        -------       -------        -------------
March 31                  $12 3/4       $11 3/8          $    0.25
June 30                    12 1/2        11 1/4               0.25
September 30               12            10 7/8               0.25
December 31                11 1/4         9 3/8               0.25
                                                         ---------
                                                         $    1.00
                                                         =========


                                Sales Price
                          ---------------------        Distributions
1993 Quarter Ended          High          Low           per BAC (1)
------------------        -------       -------        -------------
March 31                      N/A           N/A          $    0.25
June 30                       N/A           N/A               0.25
September 30              $13 1/4       $11                   0.25
December 31                13 1/4        11 5/8               0.25
                                                         ---------
                                                         $    1.00
                                                         =========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

-----------------------

                                 SERIES II
                                 ---------

                                Sales Price
                          ---------------------        Distributions
1995 Quarter Ended          High          Low             per BAC
------------------        -------       -------        -------------
March 31                  $11 3/8       $ 9 3/4          $    0.27
June 30                    11 1/2        11                   0.27
September 30               13            10 7/8               0.27
December 31                12 7/8        12 1/8               0.27
                                                         ---------
                                                         $    1.08
                                                         =========

                                Sales Price
                          ---------------------        Distributions
1994 Quarter Ended          High          Low             per BAC
------------------        -------       -------        -------------
March 31                  $12 3/8       $11 3/8          $    0.25
June 30                    12 1/8        11                   0.25
September 30               11 1/2        10                   0.25
December 31                10 3/8         9 1/8               0.25
                                                         ---------
                                                         $    1.00
                                                         =========

                                Sales Price
                          ---------------------        Distributions
1993 Quarter Ended          High          Low           per BAC (1)
------------------        -------       -------        -------------
March 31                      N/A           N/A          $    0.25
June 30                       N/A           N/A               0.25
September 30              $12 3/4       $ 9 1/2               0.25
December 31                12 5/8        10 3/8               0.25
                                                         ---------
                                                         $    1.00
                                                         =========

(1) Prior to the AMEX listing, distributions were declared on a semi-annual basis, payable to BAC Holders of record as of the last day in each month.






          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS
     -------------------------

                                    Business
                                    --------

     Capital Realty Investors Tax Exempt Fund Limited Partnership (the
Partnership) was organized on August 1, 1986 under the Delaware Revised Uniform
Limited Partnership Act and will continue until December 31, 2016, unless dissolved earlier in accordance with its Agreement of Limited Partnership. The
Partnership was formed to acquire a portfolio of tax-exempt mortgage revenue bonds issued by various state or local governments or their agencies or authorities and collateralized by nonrecourse participating first mortgage loans on multifamily residential developments (the Observatory II bond, as modified in 1992, no longer has a participating loan feature).

     The Partnership commenced a public offering of Beneficial Assignee
Certificates (BACs) representing assignment of limited partnership interests in October 1986 and completed the offering in October 1987. As provided in the original offering, the Partnership issued BACs in two series.

     On July 1, 1993, the General Partner listed the BACs on the American Stock
Exchange (AMEX) with a trading symbol of CRA for Series I and CRB for Series II.
The General Partner believes that the benefits to the BAC Holders from listing the BACs on AMEX include increased liquidity and reduced transaction costs.
However, a publicly traded partnership is treated as a corporation for income tax purposes unless it meets certain exceptions. To qualify under these exceptions, the General Partner annually invests in de minimus taxable investments for both Series I and Series II. In 1995, 1994 and 1993, Series I and Series II met the exceptions, and the Partnership was not taxed as a corporation.

     The Partnership accounts for each Series of BACs separately as though it held a separate and distinct pool of mortgage revenue bonds secured by real estate and, if applicable, certain balances in the Partnership's interest reserves. Organization and offering costs, the Partnership's working capital reserves and certain general and administrative expenses of the Partnership have been allocated, unless specifically attributed to a Series, pro rata among the Series, based on the gross offering proceeds raised by each Series (except for costs relating to the proposed merger, discussed below, which are allocated evenly between Series I and Series II). Deposits to the Partnership's interest reserves and subsequent distributions from the interest reserves to BAC Holders are accounted for by mortgage revenue bond investment by Series. The amounts and distributions of cash flow, residual proceeds, liquidation proceeds, profits and losses and all other priorities and allocations are separately determined for each Series of BACs.

     The Partnership's objectives have been to: (1) provide semi-annual cash distributions that will be exempt from regular federal income tax; (2) provide additional cash distributions that will be exempt from regular federal income tax from payments of contingent interest on the mortgage revenue bonds which will be determined (a) on the basis of the cash flow of the mortgaged properties, or (b) to the extent that cash flow is not sufficient to provide for the current payment of the maximum amount of contingent interest, on the basis of either (i) the net proceeds resulting from the sale of the mortgaged properties or (ii) the appraised value of the mortgaged properties upon repayment of the mortgage loans or remarketing of the mortgage revenue bonds;
and (3) preserve and protect the Partnership's capital. All of the properties securing the loans (except Observatory II in Series I, as discussed herein) have

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

been taken control of by nominees of the Partnership through foreclosure or deed in lieu of foreclosure, subject to existing indebtedness, which resulted in significant valuation adjustments to the carrying values of these properties, primarily during 1990. Although the Partnership will use diligent efforts to recover its investment, it is probable that the full amount of BAC Holder invested capital may not be recoverable on most of the bonds through net sale or refinancing proceeds as originally anticipated at the time of the BAC offerings.
Consequently, it may be advisable, with BAC Holder consent, to hold certain of the properties beyond the maturity dates of the mortgage loans (1998-1999). Due to proposed Internal Revenue Service (IRS) regulations, the General Partner cannot be sure at this time how long the mortgage loans could be extended without triggering a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. If an extension of the mortgage loan maturity dates is a deemed reissuance, it would most likely result in the loss of the tax-exempt status of the mortgage revenue bonds.

     Base interest income on the mortgage loans is funded from property operations and reserves, if any, established at the time of closing on the acquisition of the mortgage revenue bonds. Since base interest could not be paid in full, the General Partner evaluated various courses of action, including sale, recapitalization, loan modification, deed in lieu of foreclosure, or foreclosure.

     The General Partner pursued the option of conversion of certain Minnesota properties to cooperatives owned by the existing residents of the properties in order to qualify for favorable homestead property tax treatment. The General
Partner submitted a ruling request for the first such proposed transaction in 1991 to the IRS to ensure that the proposed transaction would not affect the tax-exempt nature of the mortgage revenue bond interest. The IRS did not respond to this ruling request and the ruling request was withdrawn in February
1996, and the General Partner has abandoned pursuit of this option.

     A description of the portfolio securing the mortgage revenue bonds held by the Partnership is as follows:























          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                                              SERIES I
                                                              --------


                    Investment Information                                          Mortgage Information
-----------------------------------------------------------------      -------------------------------------------
                                                        Date of            Loan                             Loan
                                      No. of         Construction      Origination                        Maturity
 Name and Location                 Rental Units       Completion           Date         Face Amount         Date
--------------------               ------------      ------------      ------------    --------------     --------
Mortgage Revenue Bond
---------------------
OBSERVATORY II
  BURNSVILLE, MN (2)                     75                  --            3/31/92       $ 1,600,000       2/11/98

Real Estate
-----------
ROYAL OAKS
  EAGAN, MN (1)                         231             2/22/88           12/05/86        12,580,000       2/22/98
TRAILWAY POND
  BURNSVILLE, MN (1)                     75             5/01/89            8/07/87         4,675,000       5/01/99
VALLEY CREEK
  WOODBURY, MN (1)                      225             2/01/89            3/23/87        12,815,000       2/01/99
WHITE BEAR WOODS
  WHITE BEAR LAKE, MN (1)               225             1/31/89            3/31/87        12,485,000       1/31/99
                                        ---                                              -----------
                                        831                                              $44,155,000
                                        ===                                              ===========

                                                           Real Estate Information
                                   -------------------------------------------------------------------
                                   Commencement                         Buildings       Carrying
                                        of                                and           Amount of
                                    Real Estate                         Personal       Investments
  Name of Location                  Accounting          Land            Property       at 12/31/95
--------------------               -------------     -----------       -----------     -----------
ROYAL OAKS
  EAGAN, MN (1)                      12/31/90        $   722,785       $ 9,870,748     $10,593,533
TRAILWAY POND
  BURNSVILLE, MN (1)                 12/31/90            316,510         3,510,063       3,826,573
VALLEY CREEK
  WOODBURY, MN (1)                   12/31/90            674,687        10,470,873      11,145,560
WHITE BEAR WOODS
  WHITE BEAR LAKE, MN (1)            12/31/90            357,840        11,798,160      12,156,000
                                                     -----------       -----------     -----------
                                                     $ 2,071,822       $35,649,844      37,721,666
                                                     ===========       ===========
Less: Accumulated depreciation as of December 31, 1995                                  (8,343,596)
                                                                                       -----------
                                                                                       $29,378,070
                                                                                       ===========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                                              SERIES II
                                                              ---------

                    Investment Information                                          Mortgage Information
-----------------------------------------------------------------      -------------------------------------------
                                                        Date of            Loan                             Loan
                                      No. of         Construction      Origination                        Maturity
 Name and Location                 Rental Units       Completion           Date         Face Amount         Date
--------------------               ------------      ------------      ------------    --------------     --------
Real Estate
-----------
ETHAN'S RIDGE AND
  ETHAN'S GLEN IIB                                      4/01/88            5/29/87       $15,500,000       4/01/98
  KANSAS CITY, MO (1)(3)                364            12/15/89           10/26/88         2,300,000      12/15/99
FOUNTAIN PLACE
  EDEN PRAIRIE, MN (1)                  332             7/01/89           12/23/87        20,900,000       7/01/99
JAMES STREET CROSSING
  KENT, WA (1)                          300            12/31/89            3/31/88        13,878,001      12/31/99
TRAILWAY POND II
  BURNSVILLE, MN (1)                    165             5/01/89            8/07/87        10,030,000       5/01/99
                                      -----                                              -----------
                                      1,161                                              $62,608,001
                                      =====                                              ===========


                                                           Real Estate Information
                                   -------------------------------------------------------------------
                                   Commencement                         Buildings       Carrying
                                        of                                and           Amount of
                                    Real Estate                         Personal       Investments
  Name of Location                  Accounting          Land            Property       at 12/31/95
--------------------               -------------     -----------       -----------     -----------
ETHAN'S RIDGE AND
  ETHAN'S GLEN IIB
  KANSAS CITY, MO (1)(3)             4/15/90         $1,134,352        $14,258,494     $15,392,846
FOUNTAIN PLACE
  EDEN PRAIRIE, MN (1)               6/01/90          1,328,847         16,179,414      17,508,261
JAMES STREET CROSSING
  KENT, WA (1)                      12/31/90          1,760,956         13,750,703      15,511,659
TRAILWAY POND II
  BURNSVILLE, MN (1)                12/31/90            721,043          7,248,196       7,969,239
                                                     ----------        -----------     -----------
                                                     $4,945,198        $51,436,807      56,382,005
                                                     ==========        ===========

Less: Accumulated depreciation as of December 31, 1995                                 (11,476,267)
                                                                                       -----------
                                                                                       $44,905,738
                                                                                       ===========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

(1) As discussed herein and in Note 2 of the notes to consolidated financial statements, the properties are accounted for as real estate due to actual foreclosure or deeds in lieu of foreclosure.
(2) As discussed herein, effective March 31, 1992, the Observatory II investment is accounted for as an investment in mortgage revenue bond of $1,600,000.
(3) The results of operations and real estate information for these investments is combined as they are held by the same entity and operated in conjunction with each other.

     As illustrated in the table below, as of December 31, 1995, the Partnership accounts for all of its investments in mortgage revenue bonds except Observatory II in Series I as real estate for financial statement purposes, due to the receipt by nominees of the Partnership of deeds in lieu of foreclosure.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------


                                                                                             Change in
                                                                                             Management
                             Depletion of           Commencement                             Company to
                             Borrower and                of              Date of           Affiliate of the
Name of Investment           Debt Service            Real Estate      Deed in Lieu/         Partnerships
Rental Property                Reserves(1)           Accounting        Foreclosure        through 1/31/94(2)
------------------         -------------------      ------------      -------------       ------------------
                                Series I
                                --------
Observatory II (3)                1990                 3/14/90           9/14/90                    N/A
Royal Oaks                        1991                12/31/90           6/27/91                1/01/92
Trailway Pond                     1992                12/31/90           1/02/91                1/01/92
Valley Creek                      1991                12/31/90           1/02/91                7/01/92
White Bear Woods                  1991                12/31/90           1/02/92               10/01/91


                               Series II
                               ---------
Ethan's Ridge and
  Ethan's IIB                     1991                 4/15/90           4/15/90(4)            6/01/92
Fountain Place                    1990                 6/01/90           1/02/91                   N/A
James Street
  Crossing                        1993                12/31/90           3/31/93(5)            5/01/93
Trailway Pond II                  1991                12/31/90           1/02/91               1/01/92



(1) Due to the depletion of borrower and debt service reserves, base interest payments made to the Partnership are solely in the form of cash flow from property operations.

(2) CRICO Management Corporation (CRICO), CRICO Management of Minnesota, Inc. (CRICO Minnesota) or CRICO Management Northwest, Inc. (CRICO Northwest) affiliates of the General Partner, assumed property management responsibilities on the indicated dates. On February 1, 1994, CRICO, CRICO Minnesota and CRICO Northwest contributed their property management contracts and personnel to CAPREIT Residential Corporation (Residential). Residential was formed by C.R.I., Inc. (CRI), the managing general partner of the General Partner, but on February 1, 1994, Residential was sold to AP CAPREIT, which is not currently owned or controlled by CRI and/or its affiliates.

(3) On March 31, 1992, the Observatory II property, foreclosed on in 1990 and accounted for as an asset held for sale as of December 31, 1991, was sold for $450,000 in cash and $1,600,000 in tax-exempt mortgage revenue bond financing, with interest only, payable monthly at 8% per annum. The nominee of the Partnership holding this property sold it for the following reasons: (1) due to the size the property (75 units) and because it was the second "phase" of a project, it was difficult to operate the property efficiently and could not recognize economies of scale and (2) the first "phase" was not owned by the Partnership and had been sold to an unrelated

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     third party, thereby decreasing the ability of the Partnership to exert control of the operations of the joint properties (both phases had originally been owned by the same borrower). The General Partner believes this sale is an isolated incident because of the above described reasons. The net cash proceeds of $365,544 (approximately $0.16 per BAC), which is net of expenses of the sale and repayment of the $61,068 loaned to the Observatory II property from the Partnership's working capital reserve in 1991, were distributed to BAC Holders of record as of March 31, 1992 with the distribution paid on August 28, 1992. The mortgage is current as of December 31, 1995.

(4) Effective July 6, 1990, the nominee limited partnership holding Ethan's Ridge and Ethan's Glen IIB was expanded so that two unaffiliated individuals acquired a 98.99% interest in the nominee as limited partners in consideration for certain capital contributions, plus their undertaking to form an investor partnership entity to admit additional partners in exchange for further capital contributions. In November 1991, the nominee partnership was further expanded to admit the investor partnership entity. The unaffiliated investor limited partners were in default with respect to the pay-in schedule and their interests were terminated effective March 14, 1996.

(5) Effective March 31, 1993, the borrower of James Street Crossing gave a nominee of the Partnership a deed in lieu of foreclosure. In addition, the Partnership received a judgement for the outstanding guarantee amount of $454,255 and a junior lien against the already encumbered assets of two of the three guarantors. At December 31, 1992, the Partnership accrued net liabilities of approximately $621,000 on James Street Crossing which were expected to be assumed by the Partnership upon receipt by the nominee of the Partnership of a deed in lieu of foreclosure. Included in this amount was approximately $416,000 owed to the former general partner of James Street Crossing. This liability was not assumed by the nominee of the Partnership when it received the deed in lieu of foreclosure effective March 31, 1993; as such, this liability was reversed and has been treated as an extraordinary gain in the statement of operations.

     The Partnership accounts for nine of its ten investments in mortgage revenue bonds as real estate. Investments in mortgage revenue bonds that were previously accounted for as loans are accounted for as real estate on the earlier of the date of foreclosure, deed in lieu of foreclosure, or in-substance foreclosure (ISF), and were recorded at the lower of (a) the carrying value of the loan and related accrued interest or (b) the estimated fair value of the property, including other net assets of the property. The estimated fair values of the properties are the amounts the owners of the properties could reasonably expect to receive in an as-is sale between a willing buyer and a willing seller. The General Partner determined the estimated fair values of the properties acquired based upon information obtained from independent real estate appraisers and/or its own market analyses. To the extent fair value is less than the carrying value, direct write-downs were recorded to establish a new cost basis for these assets. The Partnership continues to evaluate its recorded investment in the properties on a lower of cost or net realizable value basis, under the guidance of the American Institute of Certified Public Accountants (AICPA) Statement of Position 92-3 "Accounting for Foreclosed Assets" (SOP 92-3). The Partnership's net realizable value determination takes into account the Partnership's intention to hold these properties for the long term, if neces-sary, to recover its recorded investment. If the Partnership determines that

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

its estimated net realizable value is less than the recorded investment in the property, an additional valuation adjustment is recorded if the decline in value is considered permanent. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement addresses how entities should measure impairment of long-lived assets. This statement is required to be implemented by the Partnership in 1996 and effectively supersedes the impairment guidance under SOP 92-3 for the properties intended to be held long term. The adoption of SFAS 121 is not expected to have a material effect on the Partnership's consolidated financial statements. If the proposed merger, as discussed below, is not consummated, it may be necessary to hold the properties for longer periods within the terms of the mortgage revenue bonds, rather than the shorter existing loan terms, in which event investor approval will be sought.

                                    SERIES I
                                    --------

     As of February 12, 1987, 2,280,000 BACs had been sold, representing capital contributions of $57,000,000 and the completion of the offering of Series I.

     The five original Series I mortgage loans securing the mortgage revenue bonds, with a current aggregate principal amount of $44,155,000, went into default, resulting in title transfer by actual foreclosures or deeds in lieu of foreclosure to the nominees of the Partnership subject to the existing indebtedness. As of December 31, 1995, the Partnership accounts for these investments, excluding the modified Observatory II mortgage revenue bond, as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect these investments in the amounts of $29,378,070 and $30,844,339 as of December 31, 1995 and 1994, respectively, net of accumulated depreciation. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest. Additionally, the Partnership accounts for the investment in the Observatory II mortgage revenue bond as a security with a recorded investment of $1,600,000 as of both December 31, 1995 and 1994.

     In May 1993, the FASB issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994, and accounts for its investment in the Observatory II mortgage revenue bond as available for sale since it may not have the ability to hold the mortgage revenue bond to maturity. There were no unrealized gains or losses recognized for 1995 and 1994, as the recorded investment for the mortgage revenue bond approximated market value.

     No valuation adjustments were necessary on the Series I investments in 1995, 1994 or 1993.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     In connection with the transfers of properties to nominees of the Partnership, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Partnership nominees would not cause the Partnership to become a substantial user of the projects pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Observatory II, Royal Oaks, Trailway Pond and Valley Creek transfers.

     In conjunction with the transfer of the Royal Oaks deed to a nominee, the Royal Oaks mortgage revenue bond was modified. The Partnership, based on information and advice from outside counsel, believes that the modification does not adversely affect the tax-exempt nature of the Royal Oaks bond interest. The modification complied with IRS guidelines in effect at that time. The IRS has since issued proposed regulations which could be interpreted as adversely affecting the tax-exempt nature of the modified mortgage revenue bond. However, the IRS has stated that the regulations will apply only to modifications made on or after 30 days from the final publication of the regulations in the Federal Register. As of March 15, 1996, the regulations have not been finalized and no changes to these positions have been announced by the IRS. The Partnership believes the interest on the Royal Oaks bond should continue to be tax-exempt.

                                    SERIES II
                                    ---------

     As of October 29, 1987, 3,238,760 BACs had been sold, representing capital contributions of $80,969,000 and the completion of the offering of Series II.

     The five original Series II mortgage loans securing the mortgage revenue bonds with an aggregate principal amount of $62,608,001 went into default, resulting in deeds in lieu of foreclosure, subject to the existing indebtedness, to the nominees of the Partnership. As of December 31, 1995, the Partnership accounts for these investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect these investments in the amounts of $44,905,738 and $46,900,416 as of December 31, 1995 and 1994,
respectively, net of accumulated depreciation. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest.

       No valuation adjustments were necessary on the Series II investments during 1995, 1994 or 1993.

     In connection with the transfers of properties to the nominees of the Partnership, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Code (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Partnership nominees would not cause the Partnership to become a substantial user of the projects pursuant to Section 103 of the Code (which also could have caused the

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

bonds to lose their tax exempt status.) The bond counsel opinions were obtained in connection with the Ethan's Ridge and Ethan's Glen IIB, Fountain Place and Trailway Pond II transfers.

                                 SERIES I and II
                                 ---------------

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner (Cottage Savings), that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the IRS issued proposed regulations in connection with the modification of debt instruments.
If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The General Partner continues to believe that these bonds remain tax-exempt. In the event the proposed merger, as discussed below, is not consummated, the General Partner will continue its efforts to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

     The General Partner's ongoing strategy has been for the nominees to continue holding the properties acquired upon the defaults of the original borrowers until the loan maturity dates. If the merger proposal, as discussed below, is approved, the interests of the BAC Holders will be redeemed. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval of the extension of certain loan maturity dates and, if approved, arrange for related amendments to the pertinent mortgage revenue bonds as needed.

Merger Proposal
---------------

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
An affiliate of CAPREIT is the property manager for four of the five properties securing the bonds held by Series I, and all five properties securing the bonds in Series II. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in both Series I and Series II will be redeemed for cash and the interests represented by such BACs will be canceled. On January 31, 1996, the agreement for the proposed merger was modified for the first time to improve the terms of the original proposal. Under the original proposal, the redemption amount per BAC was to be $13.761 and $13.313 for Series I and Series II, respectively. Under the first modified agreement, the redemption amount per BAC for Series I was to be $14.4096, subject to adjustment but not less than $14.2713 or greater than $14.5479. The modified redemption amount per BAC for Series II was to be $14.1597, subject to adjustment but not less than $14.0152 or greater than $14.3042. On March 14, 1996, the merger agreement was modified for the second time to round the expected redemption amount per BAC for Series I

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

from $14.4096 to $14.41. The redemption amount per BAC for Series I is subject to adjustment for available cash as defined in the amended merger agreement, but not less than $14.27 or greater than $14.55. The merger agreement was also modified to improve the redemption amount per BAC for Series II from $14.1597 to $14.24, subject to adjustment for available cash, but not less than $14.10 or greater than $14.38. In addition, the redemption amounts for Series I and Series II will be reduced by the amount of court approved legal fees and expenses awarded to counsel of the plaintiffs in the putative class action suits described below. Such legal fees and expenses are not expected to exceed $0.13 and $0.17 per BAC for Series I and Series II, respectively.

     The BAC Holders will also vote upon the removal of the Partnership's General Partner immediately prior to consummation of the proposed merger and the election in its stead of a newly-formed wholly-owned subsidiary of CAPREIT. CAPREIT has agreed to pay the General Partner $500,000 in consideration for its 1.01% general partner interest in the Partnership. CAPREIT and/or its designee will also acquire an account receivable held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of both Series I and Series II. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $511,680 and $770,835 to CRI for the accrued fees of Series I and Series II, respectively. The amounts to be paid to CRI represent approximately 42% of the total accrued fees owed to CRI by the Partnership. Also, CAPREIT will pay $265,968 and $391,296 to CRIIMI for the accrued fees of Series I and Series II, respectively, which represents all of the accrued fees which are expected to be owed to CRIIMI by the Partnership as of June 30, 1996. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $22,164 and $32,608 per month for Series I and Series II, respectively.

     Each of the nominee entities has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such nominee entities to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the nominee entities.

     Consummation of the merger is contingent upon the approval of a majority of combined Series I and Series II BAC Holders, voting together as one class. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. A favorable opinion from an independent investment banking firm was issued on March 14, 1996. A proxy statement is expected to be issued to BAC

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

Holders after it is filed with and clearance is received from the Securities and Exchange Commission (SEC). A preliminary proxy statement was filed with the SEC on March 18, 1996. This proxy statement includes a full description of the proposed merger and the independent fairness opinion.

Litigation
----------

     On September 22, 1995, Irving Zakin commenced a putative class action (the Zakin Action) against the Partnership, its General Partner (CRITEF Associates Limited Partnership), its Assignor Limited Partner (CRITEF, Inc.), CRI, William
B. Dockser, H. William Willoughby, Capital Realty Investors Tax Exempt Fund III Limited Partnership, CRITEF III Associates Limited Partnership, CRITEF III, Inc., and CAPREIT (collectively, the Defendants) in the Court of Chancery of the State of Delaware in New Castle County (the Chancery Court) (C.A. No. 14558). The complaint alleges, among other things, that the amount offered to the BAC Holders in the proposed merger at the time the complaint was filed was inadequate, and that the Defendants breached their fiduciary duty to the BAC Holders, or aided and abetted such a breach, engaged in self-dealing and misled BAC Holders in connection with the proposed merger. The suit seeks to enjoin the proposed merger, to obtain damages in an unspecified amount for the BAC Holders, and to compel the Defendants to maximize the amount paid to the BAC Holders and consider unspecified alternatives to the proposed merger.

     On October 5, 1995, David and Johanna Wingard (the Wingard Action) commenced a second putative class action against the Defendants in the Chancery Court (C.A. No 14604). The complaint in the Wingard Action contains virtually the identical allegations and seeks virtually the identical relief as in the Zakin Action. A request to the Chancery Court has been made by the plaintiffs in both lawsuits to consolidate the two actions.

     On January 31, 1996, the Defendants and the plaintiffs and their respective attorneys reached a tentative settlement of the putative class actions which is memorialized in a Memorandum of Understanding (the Memorandum), dated as of such date. The proposed settlement must be approved by the Chancery Court. The Memorandum contemplates the complete discharge, settlement and release of all claims that have been, could have been, or in the future might be asserted in any action or any other proceeding in connection with the proposed merger. The parties to the Memorandum will use their best efforts to execute an appropriate Stipulation of Settlement (the Stipulation) and such other documents as may be required in order to obtain approval by the Chancery Court of the settlement.

     The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breaches of duty to the BAC Holders. The Defendants have entered into the Memorandum solely because the proposed settlement would eliminate the burden and expense of further litigation and would facilitate the consummation of the proposed merger, which the General Partner believes to be in the best interest of the BAC Holders.

     In accordance with the Memorandum, the agreements for the proposed merger were amended to provide for the revised merger terms, as discussed above. Pursuant to the Memorandum, the plaintiffs' counsel will be entitled to apply to the Chancery Court for an award of reasonable attorneys' fees and expenses.
Such expenses are not expected to exceed $0.13 and $0.17 per BAC for Series I and Series II, respectively. These fees will reduce the redemption amounts to BAC Holders in connection with the proposed merger, as discussed. In the event

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees.

     Counsel for the plaintiffs have reviewed certain documents relating to the proposed mergers, and will have the opportunity to review and take depositions of representatives of the General Partner and CAPREIT. After such review, counsel for the plaintiffs shall have the right to terminate the settlement contemplated in the Memorandum, based on material information not presently available to them.

     After the Stipulation is executed, the parties will seek preliminary approval of the settlement by the Chancery Court and will then mail notice of the proposed settlement to members of the putative class. As soon as practicable following completion of the discovery described in the preceding paragraph and after class members have had a period of time to review the notice of proposed settlement, the parties will use their best efforts to obtain final Chancery Court approval of the settlement and the dismissal of the class actions as to all of the claims.

     On November 9, 1995, CRI filed a complaint against Capital Management Strategies, Inc. (CMS), a company controlled by Martin C. Schwartzberg, to determine the proper amount of fees to be paid in 1996 under an asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. Mr. Schwartzberg is a former shareholder and executive officer of CRI who decided to leave the company as of January 1, 1990. In connection with his departure, he relinquished his general partner duties for all CRI-sponsored partnerships, including those of the General Partner. Mr. Schwartzberg has publicly stated that he is opposing the proposed merger until the Partnership makes its financial statements and financial statements of the properties available. Financial statements of the properties are included in the Form 8-K filed with the Securities and Exchange Commission on March 25, 1996.

     On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby alleging, among other things, (i) that CRI and Messrs. Dockser and Willoughby have breached an asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (but not properties securing the mortgage revenue bonds) by reducing the proposed budget for 1996, (ii) that the actions of CRI and Messrs. Dockser and Willoughby in connection with the proposed merger involve self-dealing and constitute a breach of their fiduciary duties to Mr. Schwartzberg, and (iii) that the actions in connection with the merger of CRIIMI MAE Inc. in June, 1995 involved self-interest and led in part to the proposed reduction of the asset management agreement budget. Neither the Partnership nor the General Partner was named as a defendant in this action, and Mr. Schwartzberg does not allege that he is a BAC Holder. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims and moving to strike the

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

allegations concerning the Partnership and CRIIMI MAE Inc. and dismiss the related counts for failure to state a claim upon which relief can be granted. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity.

     On February 12, 1996, the Circuit Court issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 15, 1996, Mr. Schwartzberg filed suit in the Chancery Court against the General Partner and CRITEF III Associates Limited Partnership (No. 14837). He alleges that he has made demands upon the General Partner and CRITEF III Associates Limited Partnership, in his capacity as a general and limited partner of the General Partner and as a limited partner of CRITEF III Associates Limited Partnership, to inspect and obtain copies of a current list of the BAC holders and other documents. He further alleges that his demands were rejected. On February 23, 1996, the General Partner and CRITEF III Associates Limited Partnership answered the complaint, admitting that his demands have been rejected and denying that Mr. Schwartzberg is entitled to the materials requested because, among other things, he lacks standing and proper purpose to inspect and obtain copies of the requested materials. A hearing was held on March 6 and 7, 1996 and it is expected that the Chancery Court will render a decision following submission of briefs by the parties.

     On February 16, 1996, the Partnership, together with the General Partner, Capital Realty Investors Tax Exempt Fund III Limited Partnership and its general partner, CRI, and CAPREIT (collectively, the Plaintiffs) filed suit against Mr. Schwartzberg in the United States District Court for the Southern District of New York (the District Court), No. 96 Civ. 1186 (LAK) (the New York Action).
The complaint alleges that Mr. Schwartzberg is engaged in an unlawful solicitation of proxies of the BAC Holders through two press releases he issued in violation of the federal securities laws and rules promulgated by the SEC requiring definitive proxy materials to be filed with the SEC and delivered to the BAC Holders. The complaint also alleges that Mr. Schwartzberg has made false and misleading statements in the solicitations concerning the terms of the proposed merger and the availability of certain financial information, and has falsely imputed base motives to the principals of the General Partner. On February 23, 1996, the District Court, without making a finding of fact, issued a temporary restraining order barring Mr. Schwartzberg from making any solicitation of the BAC Holders without first complying with the SEC rules pending a hearing on a proposed preliminary injunction. The District Court held a hearing on March 5, 1996, on the motion of preliminary injunction, and, pending a decision, continued the temporary restraining order.

     On March 18, 1996, the District Court issued its Opinion enjoining Mr. Schwartzberg from (1) making any further solicitation of BAC Holders without complying with the provisions of Regulation 14A under the Securities Exchange Act of 1934, and (2) committing any violation of Rule 14a-9 (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships. The injunction was based on the District Court's findings of fact and conclusions of law, in which it stated that the Plaintiffs (including the Partnership) have established a strong likelihood of success on their claim that the press releases constitute a proxy solicitation in violation of securities laws and that the Plaintiffs are likely to establish that Mr. Schwartzberg acted with the requisite culpability with respect to at least some of the false statements made in his press releases. Also on March 18, 1996, Mr. Schwartzberg

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

filed his answer to the complaint in the New York action, coupled with counterclaims against at least some of the Plaintiffs (the Partnership cannot determine from the pleadings exactly which parties are counter-defendants) alleging that three press releases issued by the General Partner of the Partnership constituted solicitations in violation of the same provisions of the Securities Exchange Act and that they were false and misleading. The counter-defendants deny the allegations.

     The Partnership Agreement provides that the costs incurred in connection with any litigation in which the Partnership is involved be borne by the Partnership itself. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the New York Action, but the General Partners do not anticipate that the litigation will have an adverse affect on the Partnership.

                        Financial Condition and Liquidity
                        ---------------------------------

     The primary sources of the Partnership's future cash flows are expected to be from receipts of base interest on mortgage loans, which are dependent upon the net operating income of the properties. Therefore, the Partnership's investment in the mortgage revenue bonds is subject to the general risks inherent to the ownership of real property. These risks include reduction in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, and adverse changes in local conditions. The General Partner expects that the properties transferred to nominees of the Partnership will continue to generate sufficient cash flow to pay all operating expenses, meet escrow deposit requirements and pay some, but not all, of the base interest due to the Partnership. The Partnership has no material commitments for capital expenditures with the exception of approximately $100,000 in electrical wiring repairs at James Street Crossing (Series II), which will be funded from the property's replacement reserves. Also, the owner of James Street Crossing may be required to fund approximately $100,000 to $150,000 for environmental mitigation if such an obligation is determined to run with the land at the property. If required, such funding could be provided from the property's cash flow or from existing replacement reserves. Because the costs to repair the electrical wiring are capitalizable, and the owner of James Street Crossing believes that the environmental mitigation obligation does not run with the land at the property, the consolidated financial statements do not include adjustments for these obligations.

                                    SERIES I
                                    --------

     Series I expects to continue to make distributions to BAC Holders on a semi-annual basis. The amended merger agreement stipulates that the 1996 distributions cannot exceed $0.09417 per BAC per month. There are no other legal restrictions on Series I's present or future ability to make cash distributions other than as set forth in the amended merger agreement. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II), therefore, the distribution to BAC Holders may fluctuate from current levels. The General Partner seeks to optimize cash flow from the properties owned by the nominees. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates,

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1996 distribution to approximate $1.13 per BAC.

     The following distributions were paid or accrued to Series I BAC Holders of record during 1995, 1994 and 1993:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                     1995                         1994                          1993
                                Distributions to             Distributions to              Distributions to
                                   BAC Holders                  BAC Holders                   BAC Holders
                            ------------------------     ------------------------      ------------------------
Six-Month Period Ended         Total        Per BAC         Total         Per BAC         Total        Per BAC
----------------------      -----------     -------      -----------      -------      -----------     -------
June 30                     $ 1,231,200     $  0.54      $ 1,140,000      $  0.50      $ 1,140,000     $  0.50
December 31                   1,231,200        0.54        1,140,000         0.50        1,140,000        0.50
                            -----------     -------      -----------      -------      -----------     -------
  Total                     $ 2,462,400     $  1.08      $ 2,280,000      $  1.00      $ 2,280,000     $  1.00
                            ===========     =======      ===========      =======      ===========     =======

     Distributions to Series I BAC Holders for the years ended December 31, 1995, 1994 and 1993 were funded as follows:

                                                                          For the years ended
                                                                               December 31,
                                                            ------------------------------------------------
                                                                1995              1994              1993
                                                            ------------      ------------      ------------
Cash Flow (1)                                               $  2,850,265      $  2,654,529      $  2,382,906

Net deposits to working capital reserves                        (362,741)         (351,266)          (79,643)
                                                            ------------      ------------      ------------
      Total cash available for distribution                 $  2,487,524      $  2,303,263      $  2,303,263
                                                            ============      ============      ============
Distributions to:

  General Partner (1.01%)                                   $     25,124      $     23,263      $     23,263
                                                            ============      ============      ============
  BAC Holders (98.99%)                                      $  2,462,400      $  2,280,000      $  2,280,000
                                                            ============      ============      ============

(1)  As defined in the Limited Partnership Agreement.

     Although distributions are paid on a semi-annual basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $644,100 or $0.2825 per BAC were declared payable for the three months ending March 31, 1996 to BAC Holders of record as of the last day of each month.

     As of December 31, 1995, Series I had cash and cash equivalents of $58,924, unrestricted marketable securities of $1,315,182, restricted cash and cash equivalents of $1,344,821 and working capital reserves invested in marketable securities of $1,284,670. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

securities into the Available for Sale category under 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during 1995 and 1994 for Series I as the cost for the tax-exempt municipal bonds approximated market value throughout 1995 and 1994.

     As of December 31, 1995, Series I had aggregate investments in marketable securities with the following maturities:

                  Amount       Maturity
               -----------     --------
               $    99,852     Within one year
                   100,000     Between one and five years
                 2,400,000     After ten years
               -----------
               $ 2,599,852
               ===========

    In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" (SFAS 107). This statement requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying value of its cash and cash equivalents and restricted cash and cash equivalents approximates fair value. The estimated fair value of marketable securities and working capital reserves invested in marketable securities are based on the quoted market prices of these instruments at December 31, 1995. The estimated fair value of the Observatory II mortgage revenue bond is estimated by discounting cash flows expected to be received by the Partnership from this investment using current rates adjusted for credit risk.

    The following table presents information on Series I's financial instruments:

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                     -----------------   -----------------
     Cash and cash equivalents          $    58,924         $    58,924
     Restricted cash and cash
       equivalents                        1,344,821           1,344,821
     Marketable securities                1,315,182           1,315,327
     Working capital reserves
       invested in marketable
       securities                         1,284,670           1,284,812
     Mortgage revenue bond                1,600,000           1,575,260


     The Partnership closely monitors its cash flow and liquidity position for Series I in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series I's net cash provided by

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

operating activities, which consists primarily of receipt of base interest on mortgage loans, for 1995 and 1994 was adequate to support operating, investing and financing requirements and the declared distributions to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1995 primarily as a result of deposits to the working capital reserves. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

                                    SERIES II
                                    ---------

     Series II expects to continue to make distributions to BAC Holders on a semi-annual basis. The amended merger agreement stipulates that 1996 distributions cannot exceed $0.09667 per BAC per month. There are no other legal restrictions on Series II's present or future ability to make cash distributions other than as set forth in the amended merger agreement. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest, therefore, the distribution to BAC Holders may fluctuate from current levels. The General Partner seeks to optimize cash flow from the properties owned by the nominees. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1996 distribution to approximate $1.16 per BAC.

     The following distributions were paid or accrued to Series II BAC Holders of record during 1995, 1994 and 1993:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                     1995                         1994                          1993
                                Distributions to             Distributions to              Distributions to
                                   BAC Holders                  BAC Holders                   BAC Holders
                            ------------------------     ------------------------      ------------------------
Six-Month Period Ended         Total        Per BAC         Total         Per BAC         Total        Per BAC
----------------------      -----------     -------      -----------      -------      -----------     -------
June 30                     $ 1,748,930     $  0.54      $ 1,619,380      $  0.50      $ 1,619,380     $  0.50
December 31                   1,748,932        0.54        1,619,380         0.50        1,619,380        0.50
                            -----------     -------      -----------      -------      -----------     -------
  Total                     $ 3,497,862     $  1.08      $ 3,238,760      $  1.00      $ 3,238,760     $  1.00
                            ===========     =======      ===========      =======      ===========     =======

     Distributions to Series II BAC Holders for the years ended December 31, 1995, 1994 and 1993 were funded as follows:

                                                                          For the years ended
                                                                               December 31,
                                                            ------------------------------------------------
                                                                1995              1994              1993
                                                            ------------      ------------      ------------
Cash Flow (1)                                               $  4,194,190      $  3,731,519      $  3,310,726

Net deposits to working capital/interest reserves               (660,639)         (459,714)          (38,920)
                                                            ------------      ------------      ------------
      Total cash available for distribution                 $  3,533,551      $  3,271,805      $  3,271,806
                                                            ============      ============      ============
Distributions to:

  General Partner (1.01%)                                   $     35,689      $     33,045      $     33,046
                                                            ============      ============      ============

  BAC Holders (98.99%)                                      $  3,497,862      $  3,238,760      $  3,238,760
                                                            ============      ============      ============

(1)  As defined in the Limited Partnership Agreement.

     Although distributions are paid on a semi-annual basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $939,240 or $0.29 per BAC were declared payable for the three months ending March 31, 1996 to BAC Holders of record as of the last day of each month.

     As of December 31, 1995, Series II had cash and cash equivalents of $88,986, unrestricted marketable securities of $1,512,281, restricted cash and cash equivalents of $1,884,665 and working capital reserves invested in marketable securities of $2,307,385. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during 1995 and 1994 for Series II as the cost for the tax-exempt municipal bonds approximated market value throughout 1995 and 1994.

     As of December 31, 1995, Series II had aggregate investments in marketable securities with the following maturities:

                 Amount       Maturity
               -----------    --------

               $   417,379    Within one year
                   630,917    Between one and five years
                   200,000    Between five and ten years
                 2,571,370    After ten years
               -----------
               $ 3,819,666
               ===========

     The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying value of its cash and cash equivalents and restricted cash and cash equivalents approximates fair value. The estimated fair value of marketable securities and working capital reserves invested in marketable securities are based on the quoted market prices of these instruments.

     The following table presents information on Series II's financial instruments:

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                     -----------------   -----------------
     Cash and cash equivalents          $    88,986         $    88,986
     Restricted cash and cash
       equivalents                        1,884,665           1,884,665
     Marketable securities                1,512,281           1,508,264
     Working capital reserves
       invested in marketable
       securities                         2,307,385           2,301,255


     The Partnership closely monitors its cash flow and liquidity position for Series II in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series II's net cash provided by operating activities, which consists primarily of receipt of base interest on mortgage loans, for 1995 and 1994 was adequate to support operating, investing and financing requirements and the payment of declared distributions to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1995 primarily due to deposits to the working capital reserves. The Partnership

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

                              Results of Operations
                              ---------------------

                                    SERIES I
                                    --------

     The Series I's net income for 1995 increased compared to 1994 primarily due to an increase in rental revenues resulting from an increase in occupancy and rental rates at all properties in 1995. Contributing to the increase in net income was a decrease in depreciation expense as a result of the use of an accelerated method for personal property. Also contributing to the increase in net income was an increase in interest and other income as a result of larger investment balances and higher yields on investments. Partially offsetting the increase in net income were fees incurred by the Partnership for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger, as previously discussed. Also partially offsetting the increase in net income was an increase in rental expenses primarily due to an increase in non-recurring repairs and maintenance costs at certain properties.

     The Partnership's Series I net income for 1994 increased compared to 1993 primarily due to an increase in rental revenues resulting from an increase in rental rates in 1994. Contributing to the increase in net income was a decrease in depreciation expense as a result of the use of an accelerated method for personal property.

                                    SERIES II
                                    ---------

     The Partnership's Series II net income for 1995 increased compared to 1994 primarily due to an increase in rental revenue due to increased occupancy and rental rates at all properties. Contributing to the increase in net income was a decrease in depreciation expense as a result of the use of an accelerated method for personal property, as well as an increase in other interest income resulting from larger investment balances and higher yields on investments. Partially offsetting the increase in net income were fees incurred by the Partnership for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger, as previously discussed.

     The Partnership's Series II net income for 1994 decreased compared to 1993 primarily due to an extraordinary gain on debt reduction recognized in 1993, as discussed above. Contributing to the decrease in net income was an increase in rental expenses primarily due to the exterior painting of two properties and an increase in real estate taxes at one property. Partially offsetting the decrease in net income was an increase in rental revenue due to increased rental rates at four properties. Also offsetting the decrease in net income was a decrease in depreciation expense as a result of the use of an accelerated method for personal property. A decrease in general and administrative expenses due to the 1993 transfer of the deed of James Street Crossing to a nominee of the Partnership also offset the decrease in net income.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     Presented below is a summary of the rental operations for the years ended December 31, 1995, 1994 and 1993 of each of the properties in which Series I and II have invested.


                                                              SERIES I
                                                              --------

                                                                          Base Interest Paid from
                          Average Physical Occupancy                      Properties' Operations(1)
                          --------------------------          ----------------------------------------------
Name of Investment
 Rental Property          1995       1994       1993              1995             1994            1993
-------------------       ----       ----       ----          ------------     ------------    ------------
Observatory II (3)         100%        99%        99%              N/A              N/A             N/A

Royal Oaks                  99%        97%        95%         $    838,525     $    754,518    $    679,224

Trailway Pond               98%        96%        94%              244,848          252,168         210,360

Valley Creek                97%        94%        95%              944,479          821,503         728,818

White Bear Woods            98%        97%        97%              947,931          873,476         791,512
                          ----       ----       ----          ------------     ------------    ------------
                            97%        96%        96%         $  2,975,783     $  2,701,665    $  2,409,914
                          ====       ====       ====          ============     ============    ============




                                        Net Rental Operating Income (2)
                              ----------------------------------------------
Name of Investment
 Rental Property                  1995             1994             1993
------------------            ------------     ------------     ------------
Observatory II (3)                 N/A              N/A              N/A

Royal Oaks                    $    901,590     $    800,192     $    759,731

Trailway Pond                      280,847          252,701          223,996

Valley Creek                       988,718          889,567          709,627

White Bear Woods                   891,488          972,817          832,260
                              ------------     ------------     ------------
                              $  3,062,643     $  2,915,277     $  2,525,614
                              ============     ============     ============

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                                              SERIES II
                                                              ---------

                                                                          Base Interest Paid from
                          Average Physical Occupancy                     Properties' Operations(1,4)
                          --------------------------          ----------------------------------------------
Name of Investment
 Rental Property          1995       1994       1993              1995(4)          1994            1993
-------------------       ----       ----       ----          ------------     ------------    ------------
Ethan's Ridge and
  Ethan's Glen IIB          95%        94%        93%         $  1,215,081     $  1,185,957    $  1,051,763

Fountain Place              96%        94%        97%            1,416,369        1,271,575       1,343,102

James Street
  Crossing                  96%        92%        92%            1,070,316          879,491         767,321

Trailway Pond II            98%        94%        94%              575,170          460,387         449,564
                          ----       ----       ----          ------------     ------------    ------------
                            96%        93%        94%         $  4,276,936     $  3,797,410    $  3,611,750
                          ====       ====       ====          ============     ============    ============




                                        Net Rental Operating Income (2)
                              ----------------------------------------------
Name of Investment
 Rental Property                  1995             1994             1993
------------------            ------------     ------------     ------------
Ethan's Ridge and
  Ethan's Glen IIB            $  1,358,582     $  1,055,881     $  1,140,445

Fountain Place                   1,594,033        1,405,406        1,560,484

James Street
  Crossing                       1,114,437        1,047,043          955,506

Trailway Pond II                   637,999          521,123          477,705
                              ------------     ------------     ------------
                              $  4,705,051     $  4,029,453     $  4,134,140
                              ============     ============     ============

(1) Exclusive of amounts paid to the Partnership from the properties' reserves and/or general partners of the borrowers. No amounts were paid to the Partnership for Series I during 1995, 1994 and 1993. Such amounts for Series II were $0, $27,500 and $23,288 for the years ended December 31, 1995, 1994 and 1993, respectively. Although the Partnership accounted for

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     nine of its ten mortgage loan investments as real estate for financial statement purposes during 1995 and reclassified the cash flow from the properties as rental income and expense, the Partnership continued to charge the borrowers and nominees interest under the terms of the original mortgages and interest on unpaid base mortgage interest.

(2) Calculated from the respective property's financial statements as net loss adjusted for depreciation, amortization, mortgage loan interest and mortgage servicing and administration fees.

(3) Rental operating information and base interest paid from operations is not provided for the Observatory II investment because it is accounted for as an Investment in Mortgage Revenue Bond and is paying full base interest.

(4) Excludes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves in relating to 1995. Such amounts received from Ethan's Ridge and Ethan's Glen IIB, Fountain Place and James Street Crossing totalled $107,000, $25,700 and $7,800, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Series I and Series II Partners and Beneficial Assignee
  Certificate Holders of Capital Realty Investors Tax
  Exempt Fund Limited Partnership:

     We have audited the accompanying consolidated balance sheets of Series I and Series II of Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership, a Delaware limited partnership) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Series I and Series II of Capital Realty Investors Tax Exempt Fund Limited Partnership as of December 31, 1995 and 1994, and the results of operations and cash flows of Series I and Series II for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

                                                       Arthur Andersen LLP

Washington, D.C.
March 18, 1996

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS

                                                               ASSETS

                                                             SERIES I                                  SERIES II
                                                  --------------------------------          ------------------------------
                                                         As of December 31,                        As of December 31,
                                                      1995                1994                  1995               1994
                                                  -----------          -----------          -----------        -----------
Investments in
  Real estate:
    Land                                          $ 2,071,822          $ 2,071,822          $ 4,945,198        $ 4,945,198
    Buildings and personal property                35,649,844           35,649,844           51,436,807         51,436,807
                                                  -----------          -----------          -----------        -----------
                                                   37,721,666           37,721,666           56,382,005         56,382,005
    Less:  accumulated depreciation                (8,343,596)          (6,877,327)         (11,476,267)        (9,481,589)
                                                  -----------          -----------          -----------        -----------
                                                   29,378,070           30,844,339           44,905,738         46,900,416
  Mortgage revenue bond                             1,600,000            1,600,000                   --                 --

Cash and cash equivalents                              58,924              103,864               88,986            101,283
Restricted cash and cash equivalents                1,344,821            1,251,815            1,884,665          1,526,228
Marketable securities                               1,315,182            1,089,522            1,512,281          1,447,843
Working capital reserves invested in
  marketable securities                             1,284,670              921,929            2,307,385          1,646,746
Receivables and other assets                          365,076              393,469              463,751            457,368
                                                  -----------          -----------          -----------        -----------
     Total assets                                 $35,346,743          $36,204,938          $51,162,806        $52,079,884
                                                  ===========          ===========          ===========        ===========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Distributions payable                             $ 1,243,762          $ 1,151,631          $ 1,766,776        $ 1,635,903
Accrued mortgage administration and servicing
  fees due to related parties                       1,359,210            1,093,242            2,043,144          1,670,426
Other liabilities related to real
  estate operations                                   674,257              688,704              653,643            461,336
Deferred revenue                                      710,118              710,118              594,180            594,180
Accounts payable and accrued expenses                 198,413               77,235              224,135             99,475
                                                  -----------          -----------          -----------        -----------
     Total liabilities                              4,185,760            3,720,930            5,281,878          4,461,320
                                                  -----------          -----------          -----------        -----------
Partners' capital (deficit):
  General Partner                                    (222,343)            (208,980)            (288,465)          (270,915)
  Beneficial Assignee Certificates
    (BACs) - issued and outstanding,
    2,280,000 of Series I BACs and
    3,238,760 of Series II BACs                    31,383,326           32,692,988           46,169,393         47,889,479
                                                  -----------          -----------          -----------        -----------
     Total partners' capital                       31,160,983           32,484,008           45,880,928         47,618,564
                                                  -----------          -----------          -----------        -----------
     Total liabilities and
       partners' capital                          $35,346,743          $36,204,938          $51,162,806        $52,079,884
                                                  ===========          ===========          ===========        ===========

                  The accompanying notes are an integral part of
                      these consolidated financial statements.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF INCOME

                                                                              SERIES I
                                                          -------------------------------------------------
                                                                   For the years ended December 31,
                                                             1995               1994               1993
                                                          -----------        -----------       ------------
Income from investments in real estate:
  Rental revenues                                         $ 6,251,464        $ 5,987,773       $ 5,612,280
  Rental expenses                                          (3,457,629)        (3,350,585)       (3,358,479)
  Depreciation                                             (1,466,269)        (1,580,615)       (1,741,232)
                                                          -----------        -----------       -----------
  Net rental income                                         1,327,566          1,056,573           512,569

Mortgage revenue bond interest                                128,000            128,000           128,000
                                                          -----------        -----------       -----------
                                                            1,455,566          1,184,573           640,569
                                                          -----------        -----------       -----------
Other income (expenses):
  Other interest income                                        75,750             46,713            47,738
  Merger-related expenses                                    (169,157)                --                --
  General and administrative                                 (155,396)          (169,257)         (185,885)
  Professional fees                                           (42,264)           (48,390)          (34,063)
  AMEX Listing                                                     --                 --           (16,978)
                                                          -----------        -----------       -----------
                                                             (291,067)          (170,934)         (189,188)
                                                          -----------        -----------       -----------
Net income                                                $ 1,164,499        $ 1,013,639       $   451,381
                                                          ===========        ===========       ===========
Net income allocated to General Partner (1.01%)           $    11,761        $    10,238       $     4,559
                                                          ===========        ===========       ===========
Net income allocated to BAC Holders (98.99%)              $ 1,152,738        $ 1,003,401       $   446,822
                                                          ===========        ===========       ===========
Net income per BAC                                        $      0.51        $      0.44       $      0.20
                                                          ===========        ===========       ===========
BACs outstanding                                            2,280,000          2,280,000         2,280,000
                                                          ===========        ===========       ===========


















               The accompanying notes are an integral part of
                  these consolidated financial statements.

       CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF INCOME

                                                                              SERIES II
                                                          -------------------------------------------------
                                                                   For the years ended December 31,
                                                             1995               1994               1993
                                                          -----------        -----------       ------------
Income from investments in real estate:
  Rental revenues                                         $ 8,759,874        $ 8,260,714       $ 7,950,088
  Rental expenses                                          (4,677,267)        (4,671,284)       (4,291,557)
  Depreciation                                             (1,994,678)        (2,043,294)       (2,146,661)
                                                          -----------        -----------       -----------
  Net rental income                                         2,087,929          1,546,136         1,511,870
                                                          -----------        -----------       -----------
Other income (expenses):
  Other interest income                                       126,506             92,536            73,571
  Merger-related expenses                                    (169,462)                --                --
  General and administrative                                 (191,711)          (203,936)         (290,178)
  Professional fees                                           (57,347)           (59,183)          (43,402)
  AMEX listing                                                     --                 --           (21,584)
                                                          -----------        -----------       -----------
                                                             (292,014)          (170,583)         (281,593)
                                                          -----------        -----------       -----------
Income before extraordinary item                            1,795,915          1,375,553         1,230,277

Extraordinary item - gain on debt reduction                        --                 --           416,432
                                                          -----------        -----------       -----------
Net income                                                $ 1,795,915        $ 1,375,553       $ 1,646,709
                                                          ===========        ===========       ===========
Net income allocated to General Partner (1.01%)           $    18,139        $    13,893       $    16,632
                                                          ===========        ===========       ===========
Net income allocated to BAC Holders (98.99%)              $ 1,777,776        $ 1,361,660       $ 1,630,077
                                                          ===========        ===========       ===========
Per BAC data:
  Operating income                                        $      0.55        $      0.42       $      0.37
  Extraordinary gain                                               --                 --              0.13
                                                          -----------        -----------       -----------
    Net income per BAC                                    $      0.55        $      0.42       $      0.50
                                                          ===========        ===========       ===========
BACs outstanding                                            3,238,760          3,238,760         3,238,760
                                                          ===========        ===========       ===========














         The accompanying notes are an integral part of these consolidated financial statements.

      CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

           For the years ended December 31, 1995, 1994 and 1993


                                                                               SERIES I
                                                          ------------------------------------------------
                                                           Beneficial
                                                            Assignee
                                                          Certificate          General
                                                            Holders            Partner            Total
                                                          -----------        -----------       -----------
Balance, December 31, 1992                                $35,802,765        $  (177,251)      $35,625,514

  Net income                                                  446,822              4,559           451,381

  Distributions of $1.00 per BAC (including return
    of capital of $0.80 per BAC)                           (2,280,000)           (23,263)       (2,303,263)
                                                          -----------        -----------       -----------

Balance, December 31, 1993                                 33,969,587           (195,955)       33,773,632

  Net income                                                1,003,401             10,238         1,013,639

  Distributions of $1.00 per BAC (including return
    of capital of $0.56 per BAC)                           (2,280,000)           (23,263)       (2,303,263)
                                                          -----------        -----------       -----------
Balance, December 31, 1994                                 32,692,988           (208,980)       32,484,008

  Net income                                                1,152,738             11,761         1,164,499

  Distributions of $1.08 per BAC (including return
    of capital of $0.57 per BAC)                           (2,462,400)           (25,124)       (2,487,524)
                                                          -----------        -----------       -----------
Balance, December 31, 1995                                $31,383,326        $  (222,343)      $31,160,983
                                                          ===========        ===========       ===========



















            The accompanying notes are an integral part of
               these consolidated financial statements.

      CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

        For the years ended December 31, 1995, 1994 and 1993


                                                                               SERIES II
                                                          ------------------------------------------------
                                                           Beneficial
                                                            Assignee
                                                          Certificate          General
                                                            Holders            Partner            Total
                                                          -----------        -----------       -----------
Balance, December 31, 1992                                $51,375,262        $  (235,349)      $51,139,913

  Net income                                                1,630,077             16,632         1,646,709

  Distributions of $1.00 per BAC (including return
    of capital of $0.50 per BAC)                           (3,238,760)           (33,046)       (3,271,806)
                                                          -----------        -----------       -----------
Balance, December 31, 1993                                 49,766,579           (251,763)       49,514,816

  Net income                                                1,361,660             13,893         1,375,553

  Distributions of $1.00 per BAC (including return
    of capital of $0.58 per BAC)                           (3,238,760)           (33,045)       (3,271,805)
                                                          -----------        -----------       -----------
Balance, December 31, 1994                                 47,889,479           (270,915)       47,618,564

  Net income                                                1,777,776             18,139         1,795,915

  Distributions of $1.08 per BAC (including return
    of capital of $0.53 per BAC)                           (3,497,862)           (35,689)       (3,533,551)
                                                          -----------        -----------       -----------
Balance, December 31, 1995                                $46,169,393        $  (288,465)      $45,880,928
                                                          ===========        ===========       ===========




















              The accompanying notes are an integral part of
                    these consolidated financial statements.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           SERIES I
                                                                        ----------------------------------------------
                                                                               For the years ended December 31,
                                                                           1995             1994             1993
                                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net income                                                            $ 1,164,499      $ 1,013,639     $   451,381
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                          1,466,269        1,580,615       1,741,232
    Changes in assets and liabilities:
      Increase in restricted cash and cash equivalents                      (93,006)        (233,608)         (9,584)
      Decrease (increase) in receivables and other assets                    28,393          (71,766)         (2,424)
      Increase in accrued mortgage administration and
        servicing fees due to related parties                               265,968          265,968         265,968
      (Decrease) increase in other liabilities related to
        real estate operations                                              (14,447)         110,821         (96,940)
      Increase (decrease) in accounts payable and
        accrued expenses                                                    121,178           (6,922)        (12,528)
                                                                        -----------      -----------     -----------
      Net cash provided by operating activities                           2,938,854        2,658,747       2,337,105
                                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Sale of marketable securities                                           2,612,435        3,177,612       2,966,087
  Purchase of marketable securities                                      (2,838,095)      (3,111,515)     (2,883,255)
  Deposits to working capital reserves invested in
    marketable securities                                                  (362,741)        (351,266)        (79,643)
                                                                        -----------      -----------     -----------
      Net cash (used in) provided by investing activities                  (588,401)        (285,169)          3,189
                                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                       (2,395,393)      (2,303,263)     (2,309,482)
                                                                        -----------      -----------     -----------
Net (decrease) increase in cash and cash equivalents                        (44,940)          70,315          30,812

Cash and cash equivalents, beginning of year                                103,864           33,549           2,737
                                                                        -----------      -----------     -----------
Cash and cash equivalents, end of year                                  $    58,924      $   103,864     $    33,549
                                                                        ===========      ===========     ===========













             The accompanying notes are an integral part of
                these consolidated financial statements.

       CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           SERIES II
                                                                        ----------------------------------------------
                                                                               For the years ended December 31,
                                                                           1995             1994             1993
                                                                        -----------      -----------     -----------
Cash flows from operating activities:
   Net income                                                           $ 1,795,915      $ 1,375,553     $ 1,646,709
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation                                                         1,994,678        2,043,294       2,146,661
     Changes in assets and liabilities:
       Increase in restricted cash and cash equivalents                    (358,437)         (38,037)       (312,337)
       (Increase) decrease in receivables and other assets                   (6,383)         (76,849)         68,391
       Increase in accrued mortgage administration and
         servicing fees due to related parties                              372,718          391,297         391,297
       Increase (decrease) in other liabilities related to real
         estate operations                                                  192,307          (47,184)       (587,414)
       Increase (decrease) in accounts payable and accrued
         expenses                                                           124,660           (6,100)         (9,007)
                                                                        -----------      -----------     -----------
       Net cash provided by operating activities                          4,115,458        3,641,974       3,344,300
                                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Sale of marketable securities                                           7,528,134        5,874,674       6,590,743
  Purchase of marketable securities                                      (7,592,572)      (5,886,656)     (6,459,193)
  Deposits to working capital reserves invested in marketable
    securities                                                             (660,639)        (459,714)        (75,409)
  Withdrawals from interest reserves invested in
    marketable securities                                                        --               --          16,939
  Withdrawals from working capital reserves invested in
    marketable securities                                                        --               --          19,550
                                                                        -----------      -----------     -----------
       Net cash (used in) provided by investing activities                 (725,077)        (471,696)         92,630
                                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                       (3,402,678)      (3,271,805)     (3,280,642)
                                                                        -----------      -----------     -----------
Net (decrease) increase in cash and cash equivalents                        (12,297)        (101,527)        156,288

Cash and cash equivalents, beginning of year                                101,283          202,810          46,522
                                                                        -----------      -----------     -----------
Cash and cash equivalents, end of year                                  $    88,986      $   101,283     $   202,810
                                                                        ===========      ===========     ===========









               The accompanying notes are an integral part of
                these consolidated financial statements.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization

     Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership) was organized on August 1, 1986 under the Delaware Revised Uniform Limited Partnership Act and will continue until December 31, 2016, unless dissolved earlier in accordance with its Agreement of Limited Partnership. The Partnership was formed to acquire a portfolio of tax-exempt mortgage revenue bonds issued by various state or local governments or their agencies or authorities and collateralized by nonrecourse participating first mortgage loans on multifamily residential developments (the Observatory II bond, as modified in 1992, no longer has a participating loan feature).

     The Partnership received initial capital contributions from the General Partner and the Assignor Limited Partner. The General Partner is CRITEF Associates Limited Partnership (CRITEF Associates) whose general partners include C.R.I., Inc. (CRI) and the shareholders of CRI. The limited partners of CRITEF Associates are the shareholders of CRI, a general partnership consisting of certain current and former employees of CRI and others. The Assignor Limited Partner is CRITEF, Inc., whose outstanding shares of stock are owned by the shareholders of CRI.

     The Assignor Limited Partner has assigned certain of the ownership attributes of its limited partnership interests (including rights to a percentage of the income, gains, losses, deductions and distributions of the Partnership) to the purchasers of Beneficial Assignee Certificates (BACs) on the basis of one unit of limited partnership interest for one BAC.

     A Form S-11 Registration Statement was filed with the Securities and Exchange Commission and became effective October 29, 1986 for a maximum offering of 12,000,000 BACs at $25 per BAC (the public offering). The Registration Statement provided, as was allowed for in the Limited Partnership Agreement, that the BACs could be issued in series at the discretion of the General Partner. On February 12, 1987, the Partnership completed offering BACs in Series I after raising $57,000,000 from the sale of 2,280,000 BACs, and on October 29, 1987, the Partnership completed offering BACs in Series II after raising $80,969,000 from the sale of 3,238,760 BACs. The public offering terminated on October 29, 1987.

     On July 1, 1993, the General Partner listed the BACs on the American Stock Exchange (AMEX) with a trading symbol of CRA for Series I and CRB for Series II. The General Partner believes that the benefits from listing the BACs on AMEX include increased liquidity and reduced transaction costs. However, a publicly traded partnership is treated as a corporation for income tax purposes unless it meets certain exceptions. To qualify under these exceptions,the General Partner annually invests in de minimus taxable investments for both Series I and Series II. In 1995, 1994 and 1993 Series I and Series II met the exceptions, and the Partnership was not taxed as a corporation.

     The Partnership accounts for each Series of BACs separately as though it held a separate and distinct pool of mortgage revenue bonds secured by real estate and, if applicable, certain balances in the Partnership's interest reserves. Organization and offering costs, the Partnership's working capital reserves and certain general and administrative expenses of the Partnership have been allocated, unless specifically attributed to a Series, pro rata among the Series, based on the gross offering proceeds raised by each Series (except for costs relating to the proposed merger, discussed in Note 7, which are allocated evenly between Series I and Series II.) Deposits to the Partnership's interest reserves and subsequent distributions from the interest reserves to BAC Holders

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization - continued

are accounted for by mortgage revenue bond investment by Series. The amounts and distributions of cash flow, residual proceeds, liquidation proceeds, profits and losses and all other priorities and allocations are separately determined for each Series of BACs.

2.   Summary of significant accounting policies

     a.   Method of accounting
          --------------------

          The consolidated financial statements of each Series of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

          The Partnership's consolidated balance sheets reflect the financial position of the properties for the dates presented. The Partnership's consolidated statements of income include the rental income, rental expenses and depreciation of the properties, exclusive of debt service due to the Partnership due to receipt of deeds in lieu of foreclosure, subject to existing indebtedness by nominees of the Partnership. However, the underlying real estate for Observatory II in Series I is not included in this consolidation.

     b.   Use of estimates
          ----------------

          In preparing consolidated financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c.   Investment in mortgage revenue bonds
          ------------------------------------

          The Partnership accounts for the investment in the Observatory II mortgage revenue bond in Series I as a security with a carrying value of $1,600,000 as of both December 31, 1995 and 1994.

          In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994, and accounts for its investment in the Observatory II mortgage revenue bond as available for sale since it may not have the ability to hold the mortgage revenue bond to maturity. There were no unrealized gains or losses recognized for 1995 and 1994, as the recorded investment for the mortgage revenue bond approximated market value.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

     d.   Investment in real estate
          -------------------------

          As further described in Note 5, as of December 31, 1995, the Partnership accounts for nine of its ten investments in mortgage revenue bonds as real estate. Investments in mortgage revenue bonds that were previously accounted for as loans are accounted for as real estate on the earlier of the date of foreclosure, deed in lieu of foreclosure, or in-substance foreclosure (ISF), and were recorded as real estate at the lower of (a) the carrying value of the loan and related accrued interest or (b) the estimated fair value of the property, including other net assets of the property. The estimated fair values of the properties are the amounts the owners of the properties could reasonably expect to receive in an as-is sale between a willing buyer and a willing seller. The General Partner determined the estimated fair values of the properties acquired based upon information obtained from independent real estate appraisers and/or its own market analyses. To the extent fair value is less than the carrying value, direct write-downs were recorded to establish a new cost basis for these assets.

          The Partnership continues to evaluate its recorded investment in the properties on a lower of cost or net realizable value basis, under the guidance of the American Institute of Certified Public Accountants (AICPA) Statement of Position 92-3 "Accounting for Foreclosed Assets" (SOP 92-3). The Partnership's net realizable value determination takes into account the Partnership's intention to hold these properties for the long term, if necessary, to recover its recorded investment. If the Partnership deter-mines that its estimated net realizable value is less than the recorded investment in the property, an additional valuation adjustment is recorded if the decline in value is considered permanent. In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement addresses how entities should measure impairment of long-lived assets. This statement is required to be implemented by the Partnership in 1996 and effectively supersedes the impairment guidance under SOP 92-3 for the properties intended to be held long term. The adoption of SFAS 121 is not expected to have a material effect on the Partnerships consolidated financial statements. If the proposed merger, as discussed in Note 7, is not consummated, it may be necessary to hold the properties for longer periods within the terms of the mortgage revenue bonds, rather than the shorter existing loan terms, in which event investor approval will be sought.

     e.   Depreciation
          ------------

          Depreciation of real estate is based on the estimated useful lives of the properties, which consist of 27.5 years for buildings and 7 years for personal property. The straight-line method is used for buildings, and the double declining-balance method is used for personal property.

     f.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of tax-exempt money market funds with original maturities of three months or less.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

     g.   Restricted cash and cash equivalents
          ------------------------------------

          Restricted cash and cash equivalents consist of the following funds obtained from the former borrowers on the mortgage revenue bonds (excluding Observatory II in Series I, which is not held by a nominee) in connection with the transfer of the properties to nominees of the Partnership, subject to the existing indebtedness: escrow deposits restricted for tax and insur-ance payments and for replacement of fixed assets. These accounts were established under the terms of the original mortgage loans and escrow agreements and are maintained in interest-bearing savings and money market accounts.

     h.   Marketable securities
          ---------------------

          Marketable securities, consisting of tax-exempt municipal bonds with carrying amounts as of December 31, 1995 and 1994 of $1,315,182 and $1,089,522, respectively, for Series I, and $1,512,281 and $1,447,843, respectively, for Series II, are stated at their approximate market value. The Partnership has the option to resell certain bonds to the seller on seven days' notice at the bonds' par value. Proceeds from the sale of marketable securities totalled $2,612,435, $3,177,612 and $2,966,087 for the years ended December 31, 1995, 1994 and 1993, respectively, for Series
     I. Proceeds from the sale of marketable securities totalled $7,528,134, $5,874,674 and $6,590,743 for the years ended December 31, 1995, 1994 and
     1993, respectively, for Series II. Realized gains and losses on these sales were determined on a specific identification basis. The interest rate on the bonds is generally adjusted weekly.

          The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. There were no net unrealized holding gains or losses recognized during 1995 and 1994 for Series I or Series II as the cost for the tax-exempt municipal bonds approximated market value throughout 1995 and 1994.

          As of December 31, 1995, the Partnership had aggregate investments in marketable securities (including those held in working capital reserves, as discussed below) with the following maturities:

                                    SERIES I
                                    --------

                       Amount             Maturity
                    -----------           --------
                    $    99,852           Within one year
                        100,000           Between one and five years
                      2,400,000           After ten years
                    -----------
                    $ 2,599,852
                    ===========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

                                    SERIES II
                                    ---------

                       Amount             Maturity
                    -----------           --------
                    $   417,379           Within one year
                        630,917           Between one and five years
                        200,000           Between five and ten years
                      2,571,370           After ten years
                    -----------
                    $ 3,819,666
                    ===========


     i.   Working capital reserves
          ------------------------

          The Partnership established working capital reserves for each Series from the offering proceeds. The working capital reserves may be increased or reduced by the General Partner as it deems advisable under the circumstances. The funds held in the working capital reserves are invested in tax-exempt municipal bonds with terms similar to the Partnership's marketable securities and are stated at cost, which generally represents par value and approximates market value. The reserves are available for the payment of ongoing costs of operating and administering the Partnership's business, for supplementing distributions to BAC Holders and for making working capital loans to borrowers.

                                    SERIES I
                                    --------

          Working capital reserves were $1,284,670 and $921,929 as of December 31, 1995 and 1994, respectively. None of the distributions made to BAC Holders during 1995, 1994 and 1993 was funded from the working capital reserves. During 1995, 1994 and 1993, working capital reserves were increased by $362,741, $351,266 and $79,643, respectively, from surplus operating cash.

                                    SERIES II
                                    ---------

          Working capital reserves were $2,307,385 and $1,646,746 as of December 31, 1995 and 1994, respectively. None of the distributions made to BAC Holders during 1995, 1994 and 1993 was funded from the working capital reserves. During 1995, 1994 and 1993, $660,639, $459,714 and $55,859,
     respectively, were added to the working capital reserves from the interest reserves or surplus operating cash.

     j.   Interest reserves
          -----------------

          The Partnership established interest reserves for each Series which represented the General Partner's estimate of the total base interest on the mortgage revenue bonds to be deferred during the deferral period (generally the project construction period) for the loans of that Series, as defined by the respective loan agreements. The interest reserves also included debt service reserves established by the Partnership for three

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

     mortgage loans. The interest reserves have been used to supplement distributions to BAC Holders in an amount sufficient to achieve an equivalent gross base interest rate as if the full amount of base interest had been paid during the deferral period.

                                    SERIES I
                                    --------

          Interest reserves were depleted during 1990.

                                    SERIES II
                                    ---------

          Interest reserves were depleted during 1993. Of the total distributions made to BAC Holders during 1995, 1994 and 1993, $0, $0 and $16,939, respectively, were funded from the interest reserves.

     k.   Fair value of financial instruments
          -----------------------------------

          In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" (SFAS 107). This statement requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying value of its cash and cash equivalents and restricted cash and cash equivalents approximates fair value. The estimated fair value of marketable securities and working capital reserves invested in marketable securities are based on the quoted market prices of these instruments at December 31, 1995. The estimated fair value of the Observatory II mortgage revenue bond is estimated by discounting cash flows expected to be received by the Partnership from this investment using current rates adjusted for credit risk.

          The following tables present information on the Partnership's financial instruments:

                                    SERIES I
                                    --------

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                     -----------------   -----------------
     Cash and cash equivalents          $    58,924         $    58,924
     Restricted cash and cash
       equivalents                        1,344,821           1,344,821
     Marketable securities                1,315,182           1,315,327
     Working capital reserves
       invested in marketable
       securities                         1,284,670           1,284,812
     Mortgage revenue bond                1,600,000           1,575,260

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

                                    SERIES II
                                    ---------

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                     -----------------   -----------------
     Cash and cash equivalents          $    88,986         $    88,986
     Restricted cash and cash
       equivalents                        1,884,665           1,884,665
     Marketable securities                1,512,281           1,508,264
     Working capital reserves
       invested in marketable
       securities                         2,307,385           2,301,255


     l.   Consolidated Statements of Cash Flows
          -------------------------------------

          The consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity; therefore, the statements do not reflect non-cash investing and financing activities that affect the consolidated balance sheets. Investments in mortgage revenue bonds, which through deeds in lieu of foreclosure or other transfers resulted in ownership of the underlying properties by nominees of the Partnership (subject to the existing indebtedness), represent for financial statement purposes non-cash investing activities.

     m.   Income taxes
          ------------

          No provision has been made for federal, state or local income taxes in the consolidated financial statements for each Series of the Partnership since the General Partner and the BAC Holders are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions and credits of the Partnership. For federal income tax purposes, the Partnership's investment in mortgage revenue bonds is carried at cost in the aggregate amount of $44,155,000 for Series I and $62,608,001 for Series II as of both December 31, 1995 and 1994. Interest income from the mortgage revenue bonds is exempt from regular federal income tax, as discussed in Notes 5 and 6.

     n.   Net income and distributions per BAC
          ------------------------------------

          Net income and distributions per BAC represent 98.99% of net income and distributions declared, respectively, divided by the number of BACs outstanding during the year.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

     o.   Reclassifications
          -----------------

          Certain amounts in the consolidated financial statements for the years ended December 31, 1994 and 1993 have been reclassified to conform with the 1995 presentation.

3.   Related-party transactions

     The General Partner has the authority and responsibility for, among other things, the overall management and control of the Partnership. The General Partner and its affiliates do not receive any fees from the Partnership for their services to the Partnership, but are reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operation of the Partnership.

                                    SERIES I
                                    --------

     Expense reimbursements to an affiliate of the General Partner for 1995, 1994 and 1993 were $113,124, $118,266 and $108,374, respectively, and are included in general and administrative expense and merger-related expenses in the consolidated statements of income.

     CRICO Mortgage Company, Inc. (CRICO Mortgage), a former affiliate of the General Partner, was entitled to annual mortgage administration and servicing fees from the borrowers which were payable from operating revenues each month after payment of full base interest on the mortgage loans. On June 30, 1995, CRICO Mortgage merged with and into CRIIMI MAE Services Limited Partnership (CRIIMI), an affiliate of CRIIMI MAE Inc., a publicly traded real estate investment trust (the REIT). The REIT was originally sponsored by CRI, a general partner of the General Partner, but is not controlled by CRI, although the CRI stockholders are directors, officers and major stockholders of the REIT. Pursuant to the REIT merger agreement, the right to receive the accrued and unpaid mortgage administration and servicing fees as of the date of the REIT merger was distributed by CRICO Mortgage to its shareholders and contributed by them to CRI. After June 30, 1995, the mortgage administration and servicing are being performed by CRIIMI, and mortgage administration and servicing fees are payable to that entity. The merger did not result in any increase in fees or changes in the amount of fees which are currently payable.

     The following unpaid fees were due to CRI/CRICO Mortgage and CRIIMI as of December 31, 1995 and 1994:

                                                   As of December 31,
                                                  1995           1994
                                               -----------    -----------
CRI/CRICO Mortgage                             $ 1,225,393    $ 1,093,242
CRIIMI                                             133,817             --
                                               -----------    -----------
     Total                                     $ 1,359,210    $ 1,093,242
                                               ===========    ===========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Related-party transactions - continued

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

     In connection with the amended merger agreement entered into by the Partnership, as discussed in Note 7, the unpaid fees will be purchased by CAPREIT from CRI for the discounted amount of $511,680, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees will be purchased by CAPREIT from CRIIMI for $265,968, which represents all of the accrued fees which are expected to be owed to CRIIMI by the Partnership as of June 30, 1996. The proposed purchase price for CRIIMI's portion remains in effect until June 30, 1996. If the proposed merger is not consummated by such date, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $22,164 per month.

     Fees paid by the borrowers to CRI/CRICO Mortgage and CRIIMI for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                      For the years ended December 31,
                                   1995           1994           1993
                                -----------    -----------    -----------
CRI/CRICO Mortgage              $     5,000    $    10,000    $    10,000
CRIIMI                                5,000              -              -
                                -----------    -----------    -----------
     Total                      $    10,000    $    10,000    $    10,000
                                ===========    ===========    ===========

     CRICO Management Corporation (CRICO), an affiliate of the General Partner, assumed property management responsibilities for White Bear Woods on October 1, 1991 and for Trailway Pond and Royal Oak on January 1, 1992. The General Partner engaged CRICO Management of Minnesota , Inc. (CRICO Minnesota), another affiliate of the General Partner, as management agent for Valley Creek on July 1, 1992. Effective August 1, 1992, CRICO transferred its property management responsibilities for White Bear Woods, Trailway Pond and Royal Oak to CRICO Minnesota. Management fees of $16,916 were paid or accrued to this affiliate of the General Partner by the properties for the month ended January 31, 1994. Management fees of $209,057 were paid or accrued during 1993. The amount received under each management contract represented a base fee equal to 3.75% of total gross revenues of the property, plus an additional incentive fee of 0.50% payable only if certain performance standards were met.

     On February 1, 1994, CRICO and CRICO Minnesota contributed their property management contracts and personnel to CAPREIT Residential Corporation (Residential). Residential was formed by CRI, but on February 1, 1994, Residential was sold to AP CAPREIT, which is not currently owned or controlled by CRI and/or its affiliates. This change did not result in any increase in property management fees.

     Existing nominee entities formed to take title to properties, subject to the existing indebtedness, are structured as limited partnerships. The nominee

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Related-party transactions - continued

entities and the managing general partner of the General Partner have primarily common ownership and are under common control. The nominees, rather than the Partnership, became holders of title to the properties in an effort to maintain the tax-exempt nature of interest on the mortgage revenue bonds and to hold the properties until their ultimate disposition. No compensation or fees were paid by the Partnership to the nominee entities or their principals in connection with the transfers of ownership.

     In connection with the amended merger agreement, each of the nominee entities has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such nominee entities to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the nominee entities.

                                    SERIES II
                                    ---------

     Expense reimbursements to an affiliate of the General Partner for 1995, 1994 and 1993 were $131,437, $134,468 and $130,050, respectively, and are included in general and administrative expense and merger-related expenses in the consolidated statement of income.

     CRICO Mortgage, a former affiliate of the General Partner, was entitled to annual mortgage administration and servicing fees from the borrowers which were payable from operating revenues each month after payment of full base interest on the mortgage loans. On June 30, 1995, CRICO Mortgage merged with and into CRIIMI, an affiliate of the REIT. The REIT was originally sponsored by CRI, but is not controlled by CRI, although the CRI stockholders are directors, officers and major stockholders of the REIT. Pursuant to the REIT merger agreement, the right to receive the accrued and unpaid mortgage administration and servicing fees as of the date of the REIT merger was distributed by CRICO Mortgage to its shareholders and contributed by them to CRI. After June 30, 1995, the mortgage administration and servicing are being performed by CRIIMI and mortgage administration and servicing fees are payable to that entity. This merger did not result in any increase in fees or changes in the amount of fees which are currently payable.

     The following unpaid fees were due CRI/CRICO Mortgage and CRIIMI as of December 31, 1995 1994:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Related-party transactions - continued

                                                   As of December 31,
                                                  1995           1994
                                               -----------    -----------
CRI/CRICO Mortgage                             $ 1,847,496    $ 1,670,426
CRIIMI                                             195,648             --
                                               -----------    -----------
     Total                                     $ 2,043,144    $ 1,670,426
                                               ===========    ===========

     The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. Any payments made with respect to unpaid fees will be applied against the oldest outstanding fees first. During the years ended December 31, 1995, 1994 and 1993, no fees were paid by the borrowers.

     In connection with the amended merger agreement entered into by the Partnership, as discussed in Note 7, the unpaid fees will be purchased from CRI for the discounted amount of $770,835, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees will be purchased by CAPREIT from CRIIMI for $391,296, which represents all of the accrued fees which are expected to be owed to CRIIMI by the Partnership as of June 30, 1996. The proposed purchase price for CRIIMI's portion remains in effect until June 30, 1996. If the proposed merger is not consummated by such date, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $32,608 per month.

     CRICO Management Corporation (CRICO), an affiliate of the General Partner, assumed property management responsibilities for Trailway Pond II on January 1, 1992 and for Ethan's Ridge and Ethan's Glen IIB on June 1, 1992. Effective August 1, 1992, CRICO transferred its property management responsibilities for these properties to CRICO Management of Minnesota, another affiliate of the General Partner. CRICO Management Northwest, Inc., another affiliate of the General Partner, assumed management responsibilities for James Street Crossing effective May 1, 1993. Management fees of $15,446 were paid or accrued to these affiliates of the General Partner by the properties for the month ended January 31, 1994. In addition, 1993 incentive management fees of $8,927 and $1,356 relating to Ethan's Ridge and Ethan's Glen IIB, respectively, were paid to CRICO Minnesota in December 1994. Management fees of $173,849 were paid or accrued during 1993. The amount received under each management contract represented a base fee equal to 3.75% of total gross revenues of the property, plus an additional incentive fee of 0.50% payable only if certain performance standards were met.

     On February 1, 1994, CRICO, CRICO Minnesota and CRICO Management Northwest contributed their property management contracts and personnel to CAPREIT Residential Corporation (Residential). Residential was formed by CRI, but on February 1, 1994, Residential was sold to AP CAPREIT, which is not currently owned or controlled by CRI and/or its affiliates. This change did not result in any increase in property management fees.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Related-party transactions - continued

     Nominee entities formed to take title to properties, subject to existing indebtedness, are structured as limited partnerships. The nominee entities and the managing general partner of the General Partner have primarily common ownership (except for Ethan's Ridge and Ethan's Glen IIB prior to March 14, 1996, as discussed below) and are under common control. The nominees, rather than the Partnership, became holders of title to the properties in an effort to maintain the tax-exempt nature of interest on the mortgage revenue bonds and to hold the properties until their ultimate disposition. No compensation or fees were paid by the Partnership to the nominee entities in connection with the transfers of ownership.

     In connection with the amended merger agreement, each of the nominee entities has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such nominee entities to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the nominee entities.

4.   Profits, losses and cash distributions to Partners

     Cash available for distribution (defined below) is distributed within 60 days after the end of each six-month period ending June 30 and December 31 for both Series I and Series II. Each year, cash available for distribution is distributed 98.99% to the BAC Holders and 1.01% to the General Partner until the BAC Holders receive a noncumulative return equal to 10% of their adjusted capital contribution (adjusted for any return of capital contributions and any distribution of residual or liquidation proceeds from the sale of a mortgaged property or the dissolution of the Partnership, described below). Thereafter, during such year, the balance of all such cash available for distribution will be distributed 90% to the BAC Holders and 10% to the General Partner.

     Cash available for distribution, as defined in the Partnership Agreement, is as follows:

     (1)  all revenues received by the Partnership, plus
     (2) any amounts released by the General Partner from the working capital reserves, plus
     (3) any amounts released from the interest reserves after completion of any applicable interest deferral period with respect to the mortgage loan in connection with such mortgaged property, less:
          (i) payments from revenues of operating expenses and Partnership indebtedness, and
          (ii) any amounts set aside for deposit into the working capital reserves.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - continued

     All cash receipts of the Partnership arising from a sale or other disposition of a mortgaged property or the repayment of the principal and the payment of interest, if any, payable upon the redemption or remarketing of the applicable mortgage revenue bond (residual proceeds) will be distributed as follows:

     (1) to pay all debts and obligations of the Partnership and add to the working capital reserves as the General Partner deems necessary;
     (2) to the General Partner and BAC Holders in an amount equal to the positive balance in their respective capital accounts as of the date of sale or repayment adjusted for operations and distributions to that date but prior to any allocation of profit from such sale or repayment;
     (3) to the BAC Holders in the amount of their adjusted capital contributions;
     (4) to the General Partner in the amount of its adjusted capital contributions;
     (5) 98.99% to the BAC Holders and 1.01 % to the General Partners until the BAC Holders have received any unpaid portion of the preferred cash flow return (i.e., an annual noncompounded return of 10% on their adjusted capital contribution); provided, however, that the distribution to the General Partner pursuant to this subsection will be deferred until the BAC Holders have received any unpaid portion of the preferred cash flow return;
     (6) to the extent applicable by reason of foreclosure of a mortgage loan, payment to an affiliate of the General Partner of a disposition fee not to exceed 2% of the gross sales proceeds from the mortgaged property; and,
     (7)  the remainder, 90% to the BAC Holders and 10% to the General Partner.

     All cash receipts other than residual proceeds arising from the dissolution of the Partnership and the liquidation of the Partnership's assets less the amounts utilized to pay the expenses of such liquidation (liquidation proceeds) will be allocated in the same order as residual proceeds.

     All profits and losses not arising from a sale of a mortgaged property or repayment of a mortgage loan shall be allocated 98.99% to the BAC Holders and 1.01% to the General Partner until the BAC Holders have received any unpaid portion of the preferred cash flow return. Thereafter, such profits and losses shall be allocated 90% to the BAC Holders and 10% to the General Partner.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - continued

     Gains arising from a sale of a mortgaged property or repayment of a mortgage loan will be allocated to the General Partner and BAC Holders as follows: first, in proportion to the negative balances in their capital accounts, if any, to bring such negative balances in their capital accounts to zero; and second, in proportion to their share of residual proceeds from steps
(5) and (7) as described above. Losses from such a sale or repayment will be allocated to the General Partner and BAC Holders as follows: first, in an amount equal to the amount by which the total of all capital accounts exceeds the total capital contributions in the ratio that each Partner's and BAC Holder's excess balance bears to the aggregate excess balances; second, to the General Partner and BAC Holders until their capital accounts are reduced to zero; and third, any remaining losses 1.01% to the General Partner and 98.99% to the BAC Holders. No proceeds were received in connection with any transfer of properties to nominees.

     The Partnership expects to continue to make distributions to BAC Holders on a semi-annual basis. The amended merger agreement stipulates that 1996 distributions cannot exceed $0.09417 and $0.09667 per BAC per month for Series I and Series II, respectively. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions other than as set forth in the amended merger agreement. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II in Series I), therefore, the distribution to BAC Holders may fluctuate from current levels. The General Partner seeks to optimize cash flow from the properties owned by the nominees. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1996 distribution for Series I and Series II to approximate $1.13 and $1.16 per BAC, respectively.

     The following distributions were paid or accrued to BAC Holders of record during 1995, 1994 and 1993:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - continued

                                                              SERIES I
                                                              --------

                                     1995                         1994                          1993
                                Distributions to             Distributions to              Distributions to
                                   BAC Holders                  BAC Holders                   BAC Holders
                            ------------------------     ------------------------      ------------------------
Six-Month Period Ended         Total        Per BAC         Total         Per BAC         Total        Per BAC
----------------------      -----------     -------      -----------      -------      -----------     -------
June 30                     $ 1,231,200     $  0.54      $ 1,140,000      $  0.50      $ 1,140,000     $  0.50
December 31                   1,231,200        0.54        1,140,000         0.50        1,140,000        0.50
                            -----------     -------      -----------      -------      -----------     -------
  Total                     $ 2,462,400     $  1.08      $ 2,280,000      $  1.00      $ 2,280,000     $  1.00
                            ===========     =======      ===========      =======      ===========     =======

     Distributions to Series I BAC Holders for the years ended December 31, 1995, 1994 and 1993 were funded as follows:

                                                                          For the years ended
                                                                               December 31,
                                                            -------------------------------------------------
                                                                1995              1994              1993
                                                            ------------      ------------      ------------
Cash Flow (1)                                               $  2,850,265      $  2,654,529      $  2,382,906

Net deposits to working capital reserves                        (362,741)         (351,266)          (79,643)
                                                            ------------      ------------      ------------
      Total cash available for distribution                 $  2,487,524      $  2,303,263      $  2,303,263
                                                            ============      ============      ============
Distributions to:

  General Partner (1.01%)                                   $     25,124      $     23,263      $     23,263
                                                            ============      ============      ============
  BAC Holders (98.99%)                                      $  2,462,400      $  2,280,000      $  2,280,000
                                                            ============      ============      ============

(1)  As defined in the Limited Partnership Agreement.

     Although distributions are paid on a semi-annual basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $644,100 or $0.2825 per BAC were declared payable for the three months ending March 31, 1996 to BAC Holders of record as of the last day of each month.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - continued

                                                              SERIES II
                                                              ---------

                                     1995                         1994                          1993
                                Distributions to             Distributions to              Distributions to
                                   BAC Holders                  BAC Holders                   BAC Holders
                            ------------------------     ------------------------      ------------------------
Six-Month Period Ended         Total        Per BAC         Total         Per BAC         Total        Per BAC
----------------------      -----------     -------      -----------      -------      -----------     -------
June 30                     $ 1,748,930     $  0.54      $ 1,619,380      $  0.50      $ 1,619,380     $  0.50
December 31                   1,748,932        0.54        1,619,380         0.50        1,619,380        0.50
                            -----------     -------      -----------      -------      -----------     -------
       Total                $ 3,497,862     $  1.08      $ 3,238,760      $  1.00      $ 3,238,760     $  1.00
                            ===========     =======      ===========      =======      ===========     =======

     Distributions to Series II BAC Holders for the years ended December 31, 1995, 1994 and 1993 were funded as follows:

                                                                          For the years ended
                                                                               December 31,
                                                            -------------------------------------------------
                                                                1995              1994              1993
                                                            ------------      ------------      ------------
Cash Flow (1)                                               $  4,194,190      $  3,731,519      $  3,310,726

Net deposits to working capital/interest reserves               (660,639)         (459,714)          (38,920)
                                                            ------------      ------------      ------------
      Total cash available for distribution                 $  3,533,551      $  3,271,805      $  3,271,806
                                                            ============      ============      ============
Distributions to:

  General Partner (1.01%)                                   $     35,689      $     33,045      $     33,046
                                                            ============      ============      ============

  BAC Holders (98.99%)                                      $  3,497,862      $  3,238,760      $  3,238,760
                                                            ============      ============      ============

(1)  As defined in the Limited Partnership Agreement.

     Although distributions are paid on a semi-annual basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $939,240 or $0.29 per BAC were declared payable for the three months ending March 31, 1996 to BAC Holders of record as of the last day of each month.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Investments

Description of the portfolios
-----------------------------

     The Partnership acquired a portfolio of ten tax-exempt mortgage revenue bonds issued by various state and local governments or their agencies or authorities. The proceeds from the mortgage revenue bonds were used by the issuers to make nonrecourse participating mortgage loans to finance construction and ownership of multifamily residential developments (the Observatory II loan in Series I no longer has a participation feature, as discussed above). The mortgage revenue bond with respect to each mortgaged property is payable only from payments made on the corresponding mortgage loan. None of the mortgage revenue bonds constitutes a general obligation of any state or local government agency or authority and no such government agency or authority is liable for the mortgage revenue bonds.

                                    SERIES I
                                    --------

     The five original Series I mortgage loans securing the mortgage revenue bonds with a current aggregate principal amount of $44,155,000, went into default, resulting in transfers title by actual foreclosures or deeds in lieu of foreclosure to the nominees of the Partnership. As of December 31, 1995, the Partnership accounts for these investments, excluding the modified Observatory II mortgage revenue bond, as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflect these investments in the amounts of $29,378,070 and $30,844,339 as of December 31, 1995 and 1994,
respectively, net of accumulated depreciation. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest. Additionally, the Partnership accounts for the investment in the Observatory II mortgage revenue bond as a security with a recorded investment of $1,600,000 as of both December 31, 1995 and 1994.

                                    SERIES II
                                    ---------

     The five original Series II mortgage loans securing the mortgage revenue bonds with an aggregate principal amount of $62,608,001 went into default, resulting in transfers of title by deeds in lieu of foreclosure to the nominees of the Partnership. As of December 31, 1995, the Partnership accounts for these investments as real estate for financial statement purposes. Accordingly, the consolidated balance sheets reflected these investments in the amounts of $44,905,738 and $46,900,416 as of December 31, 1995 and 1994, respectively, net of accumulated depreciation. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest.

     The portfolios are summarized in the table below and a discussion regarding the collateral and terms of the bonds immediately follows the table:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - continued

                                                              SERIES I
                                                              --------

                    Investment Information                                          Mortgage Information
-----------------------------------------------------------------      -------------------------------------------
                                                        Date of            Loan                             Loan
                                      No. of         Construction      Origination                        Maturity
 Name and Location                 Rental Units       Completion           Date         Face Amount         Date
--------------------               ------------      ------------      ------------    --------------     --------
Mortgage Revenue Bond
---------------------
OBSERVATORY II
  BURNSVILLE, MN (2)                     75                  --            3/31/92       $ 1,600,000       2/11/98

Real Estate
-----------
ROYAL OAKS
  EAGAN, MN (1)                         231             2/22/88           12/05/86        12,580,000       2/22/98
TRAILWAY POND
  BURNSVILLE, MN (1)                     75             5/01/89            8/07/87         4,675,000       5/01/99
VALLEY CREEK
  WOODBURY, MN (1)                      225             2/01/89            3/23/87        12,815,000       2/01/99
WHITE BEAR WOODS
  WHITE BEAR LAKE, MN (1)               225             1/31/89            3/31/87        12,485,000       1/31/99
                                        ---                                              -----------
                                        831                                              $44,155,000
                                        ===                                              ===========

                                                           Real Estate Information
                                   -------------------------------------------------------------------
                                   Commencement                         Buildings       Carrying
                                        of                                and           Amount of
                                    Real Estate                         Personal       Investments
  Name of Location                  Accounting          Land            Property       at 12/31/95
--------------------               -------------     -----------       -----------     -----------
ROYAL OAKS
  EAGAN, MN (1)                      12/31/90        $   722,785       $ 9,870,748     $10,593,533
TRAILWAY POND
  BURNSVILLE, MN (1)                 12/31/90            316,510         3,510,063       3,826,573
VALLEY CREEK
  WOODBURY, MN (1)                   12/31/90            674,687        10,470,873      11,145,560
WHITE BEAR WOODS
  WHITE BEAR LAKE, MN (1)            12/31/90            357,840        11,798,160      12,156,000
                                                     -----------       -----------     -----------
                                                     $ 2,071,822       $35,649,844      37,721,666
                                                     ===========       ===========
Less: Accumulated depreciation as of December 31, 1995                                  (8,343,596)
                                                                                       -----------
                                                                                       $29,378,070
                                                                                       ===========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - continued

                                                              SERIES II
                                                              ---------

                    Investment Information                                          Mortgage Information
-----------------------------------------------------------------      -------------------------------------------
                                                        Date of            Loan                             Loan
                                      No. of         Construction      Origination                        Maturity
 Name and Location                 Rental Units       Completion           Date         Face Amount         Date
--------------------               ------------      ------------      ------------    --------------     --------
Real Estate
-----------
ETHAN'S RIDGE AND
  ETHAN'S GLEN IIB                                      4/01/88            5/29/87       $15,500,000       4/01/98
  KANSAS CITY, MO (1)(3)                364            12/15/89           10/26/88         2,300,000      12/15/99
FOUNTAIN PLACE
  EDEN PRAIRIE, MN (1)                  332             7/01/89           12/23/87        20,900,000       7/01/99
JAMES STREET CROSSING
  KENT, WA (1)                          300            12/31/89            3/31/88        13,878,001      12/31/99
TRAILWAY POND II
  BURNSVILLE, MN (1)                    165             5/01/89            8/07/87        10,030,000       5/01/99
                                      -----                                              -----------
                                      1,161                                              $62,608,001
                                      =====                                              ===========

                                                           Real Estate Information
                                   -------------------------------------------------------------------
                                   Commencement                         Buildings       Carrying
                                        of                                and           Amount of
                                    Real Estate                         Personal       Investments
  Name of Location                  Accounting          Land            Property       at 12/31/95
--------------------               -------------     -----------       -----------     -----------
Real Estate
-----------
ETHAN'S RIDGE AND
  ETHAN'S GLEN IIB
  KANSAS CITY, MO (1)(3)             4/15/90         $1,134,352        $14,258,494     $15,392,846
FOUNTAIN PLACE
  EDEN PRAIRIE, MN (1)               6/01/90          1,328,847         16,179,414      17,508,261
JAMES STREET CROSSING
  KENT, WA (1)                      12/31/90          1,760,956         13,750,703      15,511,659
TRAILWAY POND II
  BURNSVILLE, MN (1)                12/31/90            721,043          7,248,196       7,969,239
                                                     ----------        -----------     -----------
                                                     $4,945,198        $51,436,807      56,382,005
                                                     ==========        ===========
Less: Accumulated depreciation as of December 31, 1995                                 (11,476,267)
                                                                                       -----------
                                                                                       $44,905,738
                                                                                       ===========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - continued

(1) As discussed herein and in Note 2, the properties are accounted for as real estate due to actual foreclosure or deeds in lieu of foreclosure.
(2) As discussed herein, effective March 31, 1992, the Observatory II investment is accounted for as an investment in mortgage revenue bond of $1,600,000.
(3) The results of operations and real estate information for these investments is combined as they are held by the same entity and operated in conjunction with each other.

Collateral
----------

     The mortgage revenue bonds are secured by mortgage loans which are collateralized by first mortgages on the properties and by assignments of existing and future rents and security agreements with respect to personal property evidenced by the filing of Uniform Commercial Code (UCC) financing statements. Additionally, the Partnership required the borrowers to establish operating reserves, tax and insurance escrows, replacement reserves and debt service reserves and provide operating deficit guarantees. As a result of various circumstances, including, but not limited to, slow rent-up of the properties, unstable operations and depletion of the properties' operating and debt service reserves, nominees of the Partnership had received the title to nine of the ten properties as of December 31, 1995 through deeds in lieu of foreclosure and one property via foreclosure (Observatory II, which was ultimately sold to an independent purchaser subject to a modified mortgage held by the Partnership.) This collateral is classified as Investments in Real Estate in the accompanying consolidated balance sheets as of December 31, 1995 and 1994.

                                    SERIES I
                                    --------

     The consolidated balance sheets reflect the Investments in Real Estate discussed above in the amounts of $29,378,070 and $30,844,339 as of December 31, 1995 and 1994, respectively, net of accumulated depreciation. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest.

     In connection with the transfers of properties to nominees of the Partnership, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Partnership nominees would not cause the Partnership to become a substantial user of the projects pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status.) The bond counsel opinions were obtained in connection with the Observatory II, Royal Oaks, Trailway Pond and Valley Creek transfers.

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner (Cottage Savings), that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the IRS issued proposed regulations in connection with the modification of debt instruments.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - continued

If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The General Partner continues to believe that these bonds remain tax-exempt. In the event the proposed merger, as discussed below, is not consummated, the General Partner will continue its efforts to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

     The General Partner's ongoing strategy has been for the nominees to continue holding the properties acquired upon the defaults of the original borrowers until the loan maturity dates. If the merger proposal, discussed in
Note 7, is approved, the interests of the BAC Holders will be redeemed. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval of the extension of certain loan maturity dates and, if approved, arrange for related amendments to the pertinent mortgage revenue bonds, as needed.

     In conjunction with the transfer of the Royal Oaks deed to a nominee, the Royal Oaks mortgage revenue bond was modified. The Partnership, based on information and advice from outside counsel, believes that the modification does not adversely affect the tax-exempt nature of the Royal Oaks bond interest. The modification complied with IRS guidelines in effect at that time. The IRS has since issued proposed regulations which could be interpreted as adversely affecting the tax-exempt nature of the modified mortgage revenue bond. However, the IRS has stated that the regulations will apply only to modifications made on or after 30 days from the final publication of the regulations in the Federal Register. As of March 15, 1996, the regulations have not been finalized and no changes to these positions have been announced by the IRS. The Partnership believes the interest on the Royal Oaks bond should continue to be tax-exempt.

     No valuation adjustments were necessary on the Series I investments in 1995, 1994 or 1993.

                                    SERIES II
                                    ---------

     The consolidated balance sheets reflect the Investments in Real Estate discussed above in the amounts of $44,905,738 and $46,900,416 as of December 31, 1995 and 1994, respectively, net of accumulated depreciation. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest.

     In connection with the transfers of properties to the nominees of the Partnership, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Code (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Partnership

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - continued

nominees would not cause the Partnership to become a substantial user of the projects pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax exempt status.) The bond counsel opinions were obtained in connection with the Ethan's Ridge and Ethan's Glen IIB, Fountain Place and Trailway Pond II transfers.

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner (Cottage Savings), that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the IRS issued proposed regulations in connection with the modification of debt instruments.
If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The General Partner continues to believe that these bonds remain tax-exempt. In the event the proposed merger, as discussed below, is not consummated, the General Partner will continue its efforts to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

     The General Partner's ongoing strategy has been for the nominees to continue holding the properties acquired upon the defaults of the original borrowers until the loan maturity dates. If the merger proposal, discussed in
Note 7, is approved, the interests of the BAC Holders will be redeemed. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval of the extension of certain loan maturity dates and, if approved, arrange for related amendments to the pertinent mortgage revenue bonds, as needed.

     No valuation adjustments were necessary in 1995, 1994 or 1993.

     James Street Crossing
     ---------------------

          The nominee owner of James Street Crossing may be required to fund approximately $100,000 to $150,000 for environmental mitigation if such an obligation is determined to run with the land at the property. If required, such funding could be provided from the property's cash flow or from existing replacement reserves. Because the nominee owner of James Street Crossing believes that the obligation does not run with the land at the property, the financial statements do not include an adjustment for this obligation.

     As illustrated in the table below, as of December 31, 1995, the Partnership accounts for all of its investments in mortgage revenue bonds, except Observatory II, as real estate for financial statement purposes due to receipt of deeds in lieu of foreclosure.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - continued

                                                                                               Change in
                                                                                               Management
                                Depletion of           Commencement                            Company to
                                Borrower and                of              Date of         Affiliate of the
Name of Investment              Debt Service            Real Estate      Deed in Lieu/        Partnerships
Rental Property                   Reserves(1)           Accounting        Foreclosure       through 1/31/94(2)
------------------            -------------------      ------------      -------------      ------------------
                                   Series I
                                   --------
Observatory II (3)                   1990                 3/14/90           9/14/90                   N/A
Royal Oaks                           1991                12/31/90           6/27/91               1/01/92
Trailway Pond                        1992                12/31/90           1/02/91               1/01/92
Valley Creek                         1991                12/31/90           1/02/91               7/01/92
White Bear Woods                     1991                12/31/90           1/02/92              10/01/91


                                  Series II
                                  ---------
Ethan's Ridge and
  Ethan's IIB                        1991                 4/15/90           4/15/90(4)           6/01/92
Fountain Place                       1990                 6/01/90           1/02/91                  N/A
James Street
  Crossing                           1993                12/31/90           3/31/93(5)           5/01/93
Trailway Pond II                     1991                12/31/90           1/02/91              1/01/92


(1) Due to the depletion of borrower and debt service reserves, base interest payments made to the Partnership are solely in the form of cash flow from property operations.

(2) CRICO Management Corporation (CRICO), CRICO Management of Minnesota, Inc. (CRICO Minnesota) or CRICO Management Northwest, Inc. (CRICO Northwest) affiliates of the General Partner, assumed property management responsibilities on the indicated dates. On February 1, 1994, CRICO, CRICO Minnesota and CRICO Northwest contributed their property management contracts and personnel to CAPREIT Residential Corporation (Residential). Residential was formed by CRI, but on February 1, 1994, Residential was sold to AP CAPREIT, which is not currently owned or controlled by CRI and/or its affiliates.

(3) On March 31, 1992, the Observatory II property, foreclosed on in 1990 and accounted for as an asset held for sale as of December 31, 1991, was sold for $450,000 in cash and $1,600,000 in tax-exempt mortgage revenue bond financing, with interest only, payable monthly at 8% per annum. The nominee of the Partnership holding this property sold it for the following reasons: (1) due to the size the property (75 units) and because it was the second "phase" of a project, it was difficult to operate the property efficiently and could not recognize economies of scale and (2) the first "phase" was not owned by the Partnership and had been sold to an unrelated third party, thereby decreasing the ability of the Partnership to exert control of the operations of the joint properties (both phases had originally been owned by the same borrower). The General Partner believes this sale is an isolated incident because of the above described reasons.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - continued

     The net cash proceeds of $365,544 (approximately $0.16 per BAC), which is net of expenses of the sale and repayment of the $61,068 loaned to the Observatory II property from the Partnership's working capital reserve in 1991, were distributed to BAC Holders of record as of March 31, 1992 with the distribution paid on August 28, 1992. The mortgage is current as of December 31, 1995.

(4) Effective July 6, 1990, the nominee limited partnership holding Ethan's Ridge and Ethan's Glen IIB was expanded so that two unaffiliated individuals acquired a 98.99% interest in the nominee as limited partners in consideration for certain capital contributions, plus their undertaking to form an investor partnership entity to admit additional partners in exchange for further capital contributions. In November 1991, the nominee partnership was further expanded to admit the investor partnership entity. The unaffiliated investor limited partners were in default with respect to the pay-in schedule and their interests were terminated effective March 14, 1996.

(5) Effective March 31, 1993, the borrower of James Street Crossing gave a nominee of the Partnership a deed in lieu of foreclosure. In addition, the Partnership received a judgement for the outstanding guarantee amount of $454,255 and a junior lien against the already encumbered assets of two of the three guarantors. At December 31, 1992, the Partnership accrued net liabilities of approximately $621,000 on James Street Crossing which were expected to be assumed by the Partnership upon receipt by the nominee of the Partnership of a deed in lieu of foreclosure. Included in this amount was approximately $416,000 owed to the former general partner of James Street Crossing. This liability was not assumed by the nominee of the Partnership when it received the deed in lieu of foreclosure effective March 31, 1993; as such, this liability was reversed and has been treated as an extraordinary gain in the statement of operations.

Interest
--------

     The mortgage loans, and accordingly the mortgage revenue bonds, bear interest at a base interest rate and provide for contingent interest, payable as described below, in an amount equal to the difference between the base mortgage interest rate and an annual noncompounding rate of return to the Partnership of 16% per annum. The mortgage loans provide for base mortgage interest which is unconditional and payable monthly, in arrears. However, due to depletion of the properties' reserves, the payment of base mortgage interest is solely from cash flow from these properties' operations. The unpaid base mortgage interest bears interest at the base mortgage interest rate and is to be repaid prior to contingent interest.

     Contingent interest will be equal to the sum of (i) 100% of the project cash flow for each year up to an amount which provides the Partnership a noncompounded interest rate between 1.5% and 2.0% over the base mortgage interest rate in effect, and (ii) 50% to 60% of remaining cash flow (subject to certain priority payments) to provide the Partnership a total return of 16% per annum. Contingent interest is payable quarterly on an estimated basis, in arrears, but only to the extent of available net cash flow, if any. Contingent interest is recognized as revenue when collected. No contingent interest was received or accrued by either Series I or Series II during these years. Contingent interest due for Series I as of December 31, 1995, 1994 and 1993 amounted to $20,083,162, $17,441,428 and $14,799,693, respectively. Contingent

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - continued

interest due for Series II as of December 31, 1995, 1994 and 1993 amounted to $27,897,543, $23,723,272 and $19,548,999, respectively.

     To the extent that the aggregate of all interest payments, including contingent interest, for any period after completion of construction does not equal 16% per annum, the difference will be deferred (without interest on contingent interest) until the mortgaged property is sold or the mortgage loan is otherwise repaid and will only be payable if sufficient proceeds exist. The amount of deferred contingent interest payable in such event will equal the sum of (i) 100% of the sale or repayment proceeds (after certain priority payments) up to the amount necessary for the Partnership to achieve a noncompounded return at a rate 1.5% to 2.0% over the base mortgage interest rate and (ii) 50% to 60% of any excess sale or repayment proceeds for the Partnership to achieve a total return of 16% per annum. Consequently, the ability of the Partnership to collect all contingent interest will be dependent upon the mortgaged property's operating performance and the sale or repayment proceeds. Because the Partnership may not be able ultimately to collect contingent interest, the Partnership has not recorded any contingent interest since inception of the Partnership.

Terms
-----

     In general, the terms of the mortgage loans extend for 10 years after the completion of construction. The corresponding bonds contain provisions requiring payment or redemption of the bonds upon maturity of the related loan. The Partnership may seek authority from investors and the issuers of the mortgage revenue bonds to hold the mortgage revenue bonds with respect to the mortgaged properties through longer periods within the mortgage revenue bond terms, as described above, if necessary, in an effort to maximize overall yields and residual proceeds upon the sale or refinancing of the underlying properties. There can be no assurance that the investors or the issuers will consent to such extensions.

     The principal of the mortgage revenue bonds will not be amortized during the term of the bond and will be required to be repaid in a lump-sum balloon payment at the expiration of the loan term or at such earlier time as the loan may require. Each mortgage loan is non-assumable and due on sale of the mortgaged property. Prepayment and sale of the mortgaged property is prohibited during the first seven years of the mortgage loan following the completion of construction. Thereafter, prepayment in full is permitted under the mortgage loan subject to the payment to the Partnership of:

     (1) the contingent interest payable from 100% of project cash flow accrued to the date of prepayment; and
     (2) additional interest in an amount equal to the highest total amount of contingent interest paid in any of the three years preceding the date of prepayment, compounded at the base mortgage interest rate then in effect.

     The Partnership may require prepayment upon the occurrence of an "event of taxability" which would include, among others, any act or event which presents significant risk that interest on the mortgage revenue bonds would be subjected to federal taxation. As of December 31, 1995, the Partnership is aware of no "event of taxability" which has occurred.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Income taxes

     For income tax purposes, base interest income is accrued when earned. The accrual of interest is discontinued when, at the time of accrual, ultimate collectibility of the interest due is considered unlikely. Once a loan has been placed in a non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the uncertainty of collection of unpaid base interest is eliminated. All loans except Observatory II were on non-accrual status throughout 1995, 1994 and 1993; therefore, for income tax purposes, income was recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. No contingent interest was recognized for the years ended December 31, 1995, 1994 or 1993.

                                    SERIES I
                                    --------

     As discussed in Note 5, four of the five Series I mortgage revenue bonds are accounted for as real estate for financial statements purposes as of December 31, 1995. However, for federal income tax purposes, the investments in all of the mortgage revenue bonds are treated as loans, interest on which is exempt from regular federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes - continued

                                                                          For the years ended
                                                                               December 31,
                                                            -----------------------------------------------
                                                                1995              1994             1993
                                                            ------------      ------------     ------------
Financial statement net income                              $  1,164,499      $  1,013,639     $    451,381

  Municipal interest income not recognized (1)                 3,013,333         2,697,463        2,444,174
  Rental income, net (2)                                      (1,327,566)       (1,056,573)        (512,569)
  Expenses not allowed for tax purposes                              757             2,703              633
                                                            ------------      ------------     ------------
Municipal income, net for tax purposes                      $  2,851,023      $  2,657,232     $  2,383,619
                                                            ============      ============     ============
Municipal income per BAC outstanding                        $       1.24      $       1.15     $       1.03
                                                            ============      ============     ============


(1) Represents the adjustment for interest income received or receivable during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net income from investments accounted for as real estate.

     Although the Partnership accounted for four of the five mortgage loan investments as real estate for financial statement purposes during 1995 and reclassified the cash flow from the properties as rental income and expense, the Partnership continued to charge the borrowers and nominees interest under the terms of the original mortgages and interest on unpaid base mortgage interest. The Observatory II mortgage revenue bond investment is not shown in the table below since it pays all debt service currently. The following tables summarize the full interest payments for the years ended December 31, 1995, 1994 and 1993 that are due to the Partnership from the properties:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes - continued

                                                  For the year ended December 31, 1995
                          ---------------------------------------------------------------------------------
                                              Base Interest      Base Interest                     Cumulative
                                                Paid From          Paid From       Current Base      Unpaid
                           Current Base        Properties'       Non-Operating       Interest       Full Base
                          Interest Due(1)      Operations          Sources(2)        Not Paid        Interest
                          ---------------     -------------      -------------     ------------    -----------
    Royal Oaks              $ 1,069,296        $   838,525        $        --       $  230,771     $ 1,593,244
    Trailway Pond               460,488            244,848                 --          215,640         852,472
    Valley Creek              1,326,353            944,479                 --          381,874       2,751,181
    White Bear Woods          1,310,925            947,931                 --          362,994       2,000,751
                            -----------        -----------        -----------       ----------     -----------
                            $ 4,167,062        $ 2,975,783        $        --       $1,191,279     $ 7,197,648
                            ===========        ===========        ===========       ==========     ===========

                                                  For the year ended December 31, 1994
                          ---------------------------------------------------------------------------------
                                              Base Interest      Base Interest                     Cumulative
                                                Paid From          Paid From       Current Base      Unpaid
                           Current Base        Properties'       Non-Operating       Interest       Full Base
                          Interest Due(1)      Operations          Sources(2)        Not Paid        Interest
                          ---------------     -------------      -------------     ------------    -----------
    Royal Oaks              $ 1,069,296        $   754,518        $        --       $  314,778     $ 1,362,473
    Trailway Pond               460,488            252,168                 --          208,320         636,832
    Valley Creek              1,326,353            821,503                 --          504,850       2,369,307
    White Bear Woods          1,310,925            873,476                 --          437,449       1,637,757
                            -----------        -----------        -----------       ----------     -----------
                            $ 4,167,062        $ 2,701,665        $        --       $1,465,397     $ 6,006,369
                            ===========        ===========        ===========       ==========     ===========

                                                  For the year ended December 31, 1993
                          ---------------------------------------------------------------------------------
                                              Base Interest      Base Interest                     Cumulative
                                                Paid From          Paid From       Current Base      Unpaid
                           Current Base        Properties'       Non-Operating       Interest       Full Base
                          Interest Due(1)      Operations          Sources(2)        Not Paid        Interest
                          ---------------     -------------      -------------     ------------    -----------
    Royal Oaks              $ 1,069,296        $   679,224        $        --       $  390,072     $ 1,047,695
    Trailway Pond               460,488            210,360                 --          250,128         428,512
    Valley Creek              1,326,353            728,818                 --          597,535       1,864,457
    White Bear Woods          1,310,925            791,512                 --          519,413       1,200,308
                            -----------        -----------        -----------       ----------     -----------
                            $ 4,167,062        $ 2,409,914        $        --       $1,757,148     $ 4,540,972
                            ===========        ===========        ===========       ==========     ===========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes - continued

     (1) Although these loans were placed on non-accrual status for income tax purposes, the Partnership continues to charge the borrowers interest on unpaid base interest, which totalled $783,685, $584,856 and $370,558 for 1995, 1994 and 1993, respectively.
     (2) Amounts were funded from reserves provided for from the mortgage loan proceeds.

                                    SERIES II
                                    ---------

     As discussed in Note 5, the five Series II mortgage revenue bonds are accounted for as real estate for financial statement purposes as of December 31, 1995. However, for federal income tax purposes, the investments in these mortgage revenue bonds are treated as loans, interest on which is exempt from federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes - continued

                                                                         For the years ended
                                                                             December 31,
                                                          -----------------------------------------------
                                                              1995             1994              1993
                                                          ------------     ------------      ------------
Financial statement net income                            $  1,795,915     $  1,375,553      $  1,646,709

  Municipal interest income not recognized (1)               4,486,200        3,902,102         3,657,305
  Rental income, net (2)                                    (2,087,929)      (1,546,136)       (1,511,870)
  Expenses not allowed for tax purposes                          1,279            3,401               863
  Valuation adjustment on real estate                               --               --          (416,432)
                                                          ------------     ------------      ------------
Municipal income, net for tax purposes                    $  4,195,465     $  3,734,920      $  3,376,575
                                                          ============     ============      ============
Municipal income per BAC outstanding                      $       1.28     $       1.14      $       1.03
                                                          ============     ============      ============

(1) Represents the adjustment for interest income received during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net income from investments accounted for as real estate.

     Although the Partnership accounted for all of the mortgage loan investments as real estate for financial statement purposes during 1995 and reclassified the cash flow from the properties as rental income and expense, the Partnership continues to charge the borrowers and nominees interest under the terms of the original mortgages and interest on unpaid base mortgage interest. The following tables summarize the full interest payments for the years ended December 31, 1994, 1993 and 1992 that are due to the Partnership from the properties:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes - continued

                                                  For the year ended December 31, 1995
                          ---------------------------------------------------------------------------------
                                              Base Interest      Base Interest                     Cumulative
                                                Paid From          Paid From       Current Base      Unpaid
                           Current Base        Properties'       Non-Operating       Interest       Full Base
                          Interest Due(1)     Operations(3)        Sources(2)        Not Paid        Interest
                          ---------------     -------------      -------------     ------------    -----------
    Ethan's Ridge and
      Ethan's Glen IIB      $ 1,518,750        $ 1,215,081        $        --       $  303,669     $ 2,002,193
    Fountain Place            1,985,500          1,416,369                 --          569,131       5,063,498
    James Street
      Crossing                1,335,758          1,070,316                 --          265,442       1,695,171
    Trailway Pond II          1,003,000            575,170                 --          427,830       2,568,706
                            -----------        -----------        -----------       ----------     -----------
                            $ 5,843,008        $ 4,276,936        $        --       $1,566,072     $11,329,568
                            ===========        ===========        ===========       ==========     ===========

                                                  For the year ended December 31, 1994
                          ---------------------------------------------------------------------------------
                                              Base Interest      Base Interest                     Cumulative
                                                Paid From          Paid From       Current Base      Unpaid
                           Current Base        Properties'       Non-Operating       Interest       Full Base
                          Interest Due(1)      Operations          Sources(2)        Not Paid        Interest
                          ---------------     -------------      -------------     ------------    -----------
    Ethan's Ridge and
      Ethan's Glen IIB      $ 1,518,750        $ 1,185,957        $    27,500       $   305,293    $ 1,698,524
    Fountain Place            1,985,500          1,271,575                 --           713,925      4,494,367
    James Street
      Crossing                1,335,758            879,491                 --           456,267      1,429,729
    Trailway Pond II          1,003,000            460,387                 --           542,613      2,140,876
                            -----------        -----------        -----------       -----------    -----------
                            $ 5,843,008        $ 3,797,410        $    27,500       $ 2,018,098    $ 9,763,496
                            ===========        ===========        ===========       ===========    ===========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes - continued

                                                  For the year ended December 31, 1993
                          ---------------------------------------------------------------------------------
                                              Base Interest      Base Interest                     Cumulative
                                                Paid From          Paid From       Current Base      Unpaid
                           Current Base        Properties'       Non-Operating       Interest       Full Base
                          Interest Due(1)      Operations          Sources(2)        Not Paid        Interest
                          ---------------     -------------      -------------     ------------    -----------
    Ethan's Ridge and
      Ethan's Glen IIB      $ 1,518,750        $ 1,051,763        $        --      $   466,987     $ 1,393,231
    Fountain Place            1,985,500          1,343,102                 --          642,398       3,780,442
    James Street
      Crossing                1,335,758            767,321             23,288          545,149         973,462
    Trailway Pond II          1,003,000            449,564                 --          553,436       1,598,263
                            -----------        -----------        -----------      -----------     -----------
                            $ 5,843,008        $ 3,611,750        $    23,288      $ 2,207,970     $ 7,745,398
                            ===========        ===========        ===========      ===========     ===========

(1) Although these loans were placed on non-accrual status for income tax purposes, the Partnership continues to charge the borrowers interest on unpaid base interest, which, not including current base interest due, totaled $1,197,825, $932,242 and $582,804 for 1995, 1994 and 1993,
     respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or from the general partners of the borrowers.
(3) Excludes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Ridge and Ethan's Glen IIB, Fountain Place and James Street Crossing totalled $107,000, $25,700 and $7,800, respectively.

7.   Merger Proposal

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
An affiliate of CAPREIT is the property manager for four of the five properties securing the bonds held by Series I, and all five properties securing the bonds in Series II. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in both Series I and Series II will be redeemed for cash and the interests represented by such BACs will be canceled. On January 31, 1996, the agreement for the proposed merger was modified for the first time to improve the terms of the original proposal. Under the original proposal, the redemption amount per BAC was to be $13.761 and $13.313 for Series I and Series II, respectively. Under the first modified agreement, the redemption amount per BAC for Series I was to be $14.4096, subject to adjustment but not less than $14.2713 or greater than $14.5479. The modified redemption amount per BAC for Series II was to be $14.1597, subject to adjustment but not less than $14.0152 or greater than $14.3042. On March 14, 1996, the merger agreement was modified for the second time to round the expected redemption amount per BAC for Series I from $14.4096 to $14.41. The redemption amount per BAC for Series I is subject to adjustment for available cash as defined in the amended merger agreement, but not less than $14.27 or greater than $14.55. The merger agreement was also modified to improve the redemption amount per BAC for Series II from $14.1597 to

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Merger Proposal - Continued

$14.24, subject to adjustment for available cash, but not less than $14.10 or greater than $14.38. In addition, the redemption amounts for Series I and Series II will be reduced by the amount of court approved legal fees and expenses awarded to counsel of the plaintiffs in the putative class action suits described below. Such legal fees and expenses are not expected to exceed $0.13 and $0.17 per BAC for Series I and Series II, respectively.

     The BAC Holders will also vote upon the removal of the Partnership's General Partner immediately prior to consummation of the proposed merger and the election in its stead of a newly-formed wholly-owned subsidiary of CAPREIT. CAPREIT has agreed to pay the General Partner $500,000 in consideration for its 1.01% general partner interest in the Partnership. CAPREIT and/or its designee will also acquire an account receivable held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of both Series I and Series II. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $511,680 and $770,835 to CRI for the accrued fees of Series I and Series II, respectively. The amounts to be paid to CRI represent approximately 42% of the total accrued fees owed to CRI by the Partnership. Also, CAPREIT will pay $265,968 and $391,296 to CRIIMI for the accrued fees of Series I and Series II, respectively, which represents all of the accrued fees which are expected to be owed to CRIIMI by the Partnership as of June 30, 1996. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $22,164 and $32,608 per month for Series I and Series II, respectively.

     Each of the nominee entities has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such nominee entities to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the nominee entities.

     Consummation of the merger is contingent upon the approval of a majority of combined Series I and Series II BAC Holders, voting together as one class. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. A favorable opinion from an independent investment banking firm was issued on March 14, 1996. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is received by the Securities and Exchange Commission (SEC). A preliminary proxy statement was filed with the SEC
on March 18, 1996.   This proxy statement includes a full description of the
proposed merger and the independent fairness opinion.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Litigation

     On September 22, 1995, Irving Zakin commenced a putative class action (the Zakin Action) against the Partnership, its general partner (CRITEF Associates Limited Partnership), its Assignor Limited Partner (CRITEF, Inc.), C.R.I., Inc.
(CRI), William B. Dockser, H. William Willoughby, Capital Realty Investors Tax Exempt Fund III Limited Partnership, CRITEF III Associates Limited Partnership, CRITEF III, Inc., and CAPREIT (collectively, the Defendants) in the court of Chancery of the State of Delaware in New Castle County (the Court) (C.A. No. 14558). The complaint alleges, among other things, that the amount offered to the BAC Holders in the proposed merger at the time the complaint was filed was inadequate, and that the Defendants breached their fiduciary duty to the BAC Holders, or aided and abetted such a breach, engaged in self-dealing and misled BAC Holders, in connection with the proposed merger. The suit seeks to enjoin the proposed merger, to obtain damages in an unspecified amount for the BAC Holders, and to compel the Defendants to maximize the amount paid to the BAC Holders and consider unspecified alternatives to the proposed merger.

     On October 5, 1995, David and Johanna Wingard (the Wingard Action) commenced a second putative class action against the Defendants in the Court (C.A. No 14604). The complaint in the Wingard Action contains virtually the identical allegations and seeks virtually the identical relief as in the Zakin Action. A request to the Court has been made by the plaintiffs in both lawsuits to consolidate the two actions.

     On January 31, 1996, the Defendants and the plaintiffs and their respective attorneys reached a tentative settlement of the purported class actions which is memorialized in a Memorandum of Understanding (the Memorandum), dated as of such date. The proposed settlement must be approved by the Court. The Memorandum contemplates the complete discharge, settlement and release of all claims that have been, could have been, or in the future might be asserted in any action or any other proceeding in connection with the proposed merger. The parties to the Memorandum will use their best efforts to execute an appropriate Stipulation of Settlement (the Stipulation) and such other documents as may be required in order to obtain approval by the court of the settlement.

     The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breaches of duty to the BAC Holders. The Defendants have entered into the Memorandum solely because the proposed settlement would eliminate the burden and expense of further litigation and would facilitate the consummation of the proposed merger, which the General Partner believes to be in the best interest of the BAC Holders.

     In accordance with the Memorandum, the agreements for the proposed merger were amended to provide for the revised merger terms, as previously discussed above. Pursuant to the Memorandum, the plaintiffs' counsel will be entitled to apply to the Court for an award of reasonable attorneys' fees and expenses.
Such expenses are not expected to exceed $0.13 and $0.17 per BAC for Series I and Series II, respectively. These fees will reduce the redemption amounts to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees.

     Counsel for the plaintiffs have reviewed certain documents relating to the proposed mergers, and will have the opportunity to review and take depositions of representatives of the General Partner and CAPREIT. After such review,

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Litigation - Continued

counsel for the plaintiffs shall have the right to terminate the settlement contemplated in the Memorandum, based on material information not presently available to them.

     After the Stipulation is executed, the parties will seek preliminary approval of the settlement by the Court and will then mail notice of the proposed settlement to members of the putative class. As soon as practicable following completion of the discovery described in the preceding paragraph and after class members have had a period of time to review the notice of proposed settlement, the parties will use their best efforts to obtain final Court approval of the settlement and the dismissal of the class actions as to all of the claims.

     On November 9, 1995, CRI filed a complaint against Capital Management Strategies, Inc. (CMS), a company controlled by Martin C. Schwartzberg, to determine the proper amount of fees to be paid in 1996 under an asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. Mr. Schwartzberg is a former shareholder and executive officer of CRI who decided to leave the company as of January 1, 1990. In connection with his departure, he relinquished his general partner duties for all CRI-sponsored partnerships, including those of the General Partner. Mr. Schwartzberg has publicly stated that he is opposing the proposed merger until the Partnership makes its financial statements and financial statements of the properties available. Financial statements of the properties are included in the Form 8-K filed with the Securities and Exchange Commission on March 22, 1996.

     On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland, against CRI and Messrs. Dockser and Willoughby alleging, among other things, (i) that CRI and Messrs. Dockser and Willoughby have breached an asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (but not properties securing the mortgage revenue bonds) by reducing the proposed budget for 1996, (ii) that the actions of CRI and Messrs. Dockser and Willoughby in connection with the proposed merger involve self-dealing and constitute a breach of their fiduciary duties to Mr. Schwartzberg, and (iii) that the actions in connection with the merger of CRIIMI MAE Inc. in June, 1995 involved self-interest and led in part to the proposed reduction of the asset management agreement budget. Neither of the Partnership nor the General Partner was named as a defendant in this action, and Mr. Schwartzberg does not allege that he is a BAC Holder. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims and moving to strike the allegations concerning the Partnership and CRIIMI MAE Inc. and dismiss the related counts for failure to state a claim upon which relief can be granted. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity.

     On February 12, 1996, the Montgomery County Circuit Court issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Litigation - Continued

     On February 15, 1996, Mr. Schwartzberg filed suit in the New Castle County, Delaware Chancery Court against the General Partner and CRITEF III Associates Limited Partnership (No. 14837). He alleges that he has made demands upon the General Partner and CRITEF III Associates Limited Partnership, in his capacity as a general and limited partner of the General Partner and as a limited partner of CRITEF III Associates Limited Partnership, to inspect and obtain copies of a current list of the BAC holders and other documents. He further alleges that his demands were rejected. On February 23, 1996, the General Partner and CRITEF III Associates Limited Partnership answered the complaint, admitting that his demands have been rejected and denying that Mr. Schwartzberg is entitled to the materials requested because, among other things, he lacks standing and proper purpose to inspect and obtain copies of the requested materials. A hearing was held on March 6 and 7, 1996 and it is expected that the Court will render a decision following submission of briefs by the parties.

     On February 16, 1996, the Partnership, together with the General Partner, Capital Realty Investors Tax Exempt Fund III Limited Partnership and its general partner, CRI, and CAPREIT (collectively, the Plaintiffs) filed suit against Mr. Schwartzberg in the United States District Court for the Southern District of New York, No. 96 Civ. 1186 (LAK) (the New York Action). The complaint alleges that Mr. Schwartzberg is engaged in an unlawful solicitation of proxies of the BAC Holders through two press releases he issued in violation of the federal securities laws and rules promulgated by the SEC requiring definitive proxy materials to be filed with the SEC and delivered to the BAC Holders through two press releases he issued and has made false and misleading statements in the solicitations concerning the terms of the proposed merger, the availability of certain financial information, and has falsely imputed base motives to the principals of the General Partner. On February 23, 1996, the court, without making findings, of fact, issued a temporary restraining order barring Mr. Schwartzberg from making any solicitation of the BAC Holders without first complying with the SEC rules pending a hearing on a proposed preliminary injunction. The court held a hearing on March 5, 1996, on the motion of preliminary injunction, and, pending a decision, continued the temporary restraining order.

     On March 18, 1996, the court issued its Opinion enjoining Mr. Schwartzberg from (1) making any further solicitation of BAC Holders without complying with the provisions of Regulation 14A under the Securities Exchange Act of 1934, and
(2) committing any violation of Rule 14a-9 (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships. The injunction was based on the court's findings of fact and conclusions of law, in which it stated that the Plaintiffs (including the Partnerships) have established a strong likelihood of success on their claim that the press releases constitute a proxy solicitation in violation of securities laws and that the Plaintiffs are likely to establish that Mr. Schwartzberg acted with the requisite culpability with respect to at least some of the false statements made in his press releases. Also on March 18, 1996, Mr. Schwartzberg filed his answer to the complaint in the New York action, coupled with counterclaims against at least some of the plaintiffs (the Partnership cannot determine from the pleadings exactly which parties are counter-defendants) alleging that three press releases issued by the General Partner of the Partnerships constituted solicitations in violation of the same provisions of the Securities Exchange Act and that they were false and misleading. The counter-defendants deny the allegations.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Litigation - Continued

     The Partnership Agreement provides that the costs incurred in connection with any litigation in which the Partnership is involved be borne by the Partnership itself. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the New York Action, but the General Partners do not anticipate that the litigation will have an adverse affect on the Partnership.