Form 10-K/A
period 1995-12-30
CAPITAL REALTY INVESTORS TAX EXEMPT FUND LTD PARTNERSHIP
filed 1996-05-17
CIK 799690

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              -----------------
Commission file number             1-9793
                              -----------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP
- - --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                52-1483643
- - -----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
- - -----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)     (301) 468-9200
                                                       ------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                           on which registered
- - ---------------------------------            -----------------------------
Beneficial Assignee Certificates                 American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- - --------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 23, 1996, 2,280,000 (Series I) and 3,238,760 (Series II)
Beneficial Assignee Certificates (BACs) were outstanding and the aggregate market value of such BACs held by non-affiliates of the registrant on such date was $29,918,438 and $42,071,380, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Form 10-K Parts                                  Document
- - ------------------                 ---------------------------------------
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


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . . .    IV-1

Signatures  . . .   . . . . . . . . . . . . . . . . . . . . .    IV-5

Cross Reference Sheet . . . . . . . . . . . . . . . . . . . .    IV-6

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .    IV-7

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Development and Description of Business
     ---------------------------------------

          Information concerning the business of Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership) is contained in the 1995 Annual Report to BAC Holders which contains Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 5 and 7 of the notes to financial statements. The Annual Report is contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

     Employees
     ---------

          The Partnership has no employees. Services are performed for the Partnership by affiliates of the General Partner and agents retained by them.

ITEM 2.   PROPERTIES
          ----------

          The Partnership has invested in ten mortgage revenue bonds for which underlying first mortgages on ten residential projects have been assigned to the Partnership as collateral. A description of these projects is contained in the 1995 Annual Report to BAC Holders which contains Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the notes to financial statements. The Annual Report is contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          Reference is made to Note 8 of the notes to financial statements on page 65 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.

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

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs as of December 31, 1995.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of April 23, 1996, by each and by all directors and officers as a group of the managing general partner of the Partnership's General Partner. The voting and investment powers for the BACs listed are held solely by the named beneficial owner. The General Partner which controls the day-to-day operations of the Partnership is a limited partnership whose managing general partner is CRI. Mr. Dockser and Mr. Willoughby control CRI.


    Name of                        Amount and Nature        % of total
Beneficial Owner                of Beneficial Ownership     BACs issued
- - ----------------                -----------------------     ------------
William B. Dockser               500 BACs in Series I           0.02%
                                2,500 BACs in Series II*        0.08%

H. William Willoughby                    None                      0%

All Directors and Officers
  as a Group (6 persons)         500 BACs in Series I           0.02%
                                2,500 BACs in Series II*        0.05%


* Includes 1,000 BACs in Series II representing 0.03% of total BACs issued in Series II, owned by Saundra L. Dockser, William B. Dockser's spouse.

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership, with the exception of the merger agreement with an affiliate of Capital Apartment Properties, Inc., as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of the notes to financial statements, which are incorporated herein by reference. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.






                                      III-3

                                    PART III
                                    --------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the managing general partner of the General Partner of the Partnership other than any indirect interest such officers and directors may have (i) in the amounts paid to the General Partner or its affiliates by virtue of their stock ownership in CRI, as disclosed in Part IV, Item 14, in Note 3 of the notes to financial statements, which is incorporated herein by reference; (ii) as shareholders in corporations that are partners in partnerships that hold title to properties, subject to the existing indebtedness as a consequence of foreclosure against, or deeds in lieu of foreclosure from former borrowers; and/or (iii) in the amounts paid to the individual officers and directors of the General Partner with respect to distributions in connection with BACs held by such individuals.

          Nine out of the ten loans on properties securing mortgage revenue bonds held by the Partnership defaulted when they were unable to pay full base interest on their respective loans. The primary goal of the Partnership in dealing with the defaults was to attempt to preserve the tax-exempt nature of interest on the mortgage revenue bonds.
     Accordingly, the Partnership never declared a default under a mortgage revenue bond, only under the associated loan. Entities (Owner Partnerships) were formed to take title to the defaulted properties from the unrelated borrowers and assume the existing indebtedness.
     These new entities were carefully structured so as not to cause the Partnerships to be a substantial user of the properties or a party related to a substantial user. In most cases, when title to the property was transferred to the Owner Partnership, the related mortgage revenue bond was not amended. However, the new borrower agreed to pay the loan to the Partnership on a cash flow basis. The Owner Partnerships also agreed that the Partnership would accrue interest on any unpaid base interest at the base interest rate, with deferred base interest and interest accrued thereon to be payable at the same priority level as base interest itself under the existing loan agreement. In this way, the Partnership is able to maintain the same effective yield on the mortgage revenue bonds. Although distributions by the Partnership are lower than anticipated in the prospectus because most of the properties are unable to pay full base interest, the Partnership continues to treat the interest payments from the net cash flow of the properties as tax-exempt interest income. Any taxable income of the Partnership consist of de minimus interest on taxable investments held in the Partnership's reserves. The Owner Partnerships and the managing general partner of the General Partner of the Partnership have primarily common ownership (except for Ethan's Ridge and Ethan's Glen IIB in Series II prior to March 14, 1996) and are under common control. No compensation or fees were paid by the Partnership to the Owner Partnerships or their principals in connection with the transfers of ownership. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Part-nership to the General Partner or its affiliates, is incorporated herein by reference.








                                      III-4

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

     SERIES I PROPERTY              OWNER PARTNERSHIP
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


     SERIES II PROPERTY              OWNER PARTNERSHIP
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


                                      III-5

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












































                                      III-6

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ---------------------------------------------------
               ON FORM 8-K
               -----------

     (a)  List of documents filed as part of this report:
          ----------------------------------------------

          (1)  Financial Statements                              Page(s)
               --------------------                              -------

               Reports of Independent Public Accountants           29

               Balance Sheets as of December 31, 1995
                 and 1994                                          30

               Statements of Operations for the years ended
                 December 31, 1995, 1994 and 1993                 31-32

               Statements of Changes in Partners' Capital
                 (Deficit) for the years ended December 31,
                 1995, 1994 and 1993                              33-34

               Statements of Cash Flows for the years ended
                 December 31, 1995, 1994 and 1993                 35-36

               Notes to Financial Statements which include
                 the information required to be included
                 in Schedule XII - Mortgage Loans on Real
                 Estate (Note 5) and pursuant to Staff
                 Accounting Bulletin 71(Note 10)                  37-74

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

               Exhibit No. 13 - Annual report to security holders, Form 10-Q or quarterly report to security holders

               a.   1995 Annual Report to BAC Holders.

               Exhibit No. 27 - Financial Data Schedule

               Exhibit No. 99 - Additional Exhibits

               a. Financial Statements and Independent Auditors' Report of CRICO of Royal Oaks Limited Partnership December 31, 1995. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

               b. Financial Statements and Independent Auditors' Report CRICO of Valley Creek I Limited Partnership December 31, 1995. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

               c. Financial Statements and Independent Auditors' Report CRICO of White Bear Woods I Limited Partnership December 31, 1995. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

               d. CRICO of Ethan's I Limited Partnership (A Missouri Limited Partnership) Financial Statements As of December 31, 1995 and 1994, Together With Auditors' Report. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ---------------------------------------------------
               ON FORM 8-K - Continued
               -----------

               e. Financial Statements and Independent Auditors' Report CRICO of Fountain Place Limited Partnership December 31, 1995. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

               f. Financial Statements and Independent Auditors' Report CRICO of James Street Crossing Limited Partnership December 31, 1995. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

               g. Financial Statements and Independent Auditors' Report CRICO of Royal Oaks Limited Partnership December 31, 1994. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

               h. Financial Statements and Independent Auditors' Report CRICO of Valley Creek I Limited Partnership December 31, 1994. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

               i. Financial Statements and Independent Auditors' Report CRICO of White Bear Woods I Limited Partnership December 31, 1994. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

               j. Financial Statements and Independent Auditors' Report CRICO of Fountain Place Limited Partnership December 31, 1994. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

               k. Financial Statements and Independent Auditors' Report CRICO of James Street Crossing Limited Partnership December 31, 1994. (Incorporated by reference from Exhibit 99 to the Registrants Form 8-K filed March 25, 1996).

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

                                   Capital Realty Investors Tax Exempt
                                     Fund Limited Partnership

                                   By:  CRITEF Associates Limited
                                          Partnership, General Partner

                                   By:  C.R.I., Inc., General Partner




May 17, 1996                       /s/ William B. Dockser
- - -------------------                ------------------------------------
DATE                               William B. Dockser, Director
                                   Chairman of the Board,
                                     Treasurer and Principal
                                     Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


May 17, 1996                       /s/ H. William Willoughby
- - -------------------                ------------------------------------
DATE                               H. William Willoughby
                                   Director, President and Secretary


May 17, 1996                       /s/ Richard J. Palmer
- - -------------------                ------------------------------------
DATE                               Richard J. Palmer
                                   Senior Vice President,
                                   Chief Financial Officer,
                                   Principal Financial and
                                     Principal Accounting Officer

                              CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:


Item                                 Reference Materials         Page
- - ----                                 -------------------     -------------

3.   Legal Proceedings               1995 Annual Report      65 through 69

5.   Market for the Registrant's     1995 Annual Report       1 through 5
     Partnership Interests and
     Related Partnership Matters

6.   Selected Financial Data         1995 Annual Report       1 through 5

7.   Management's Discussion and     1995 Annual Report       6 through 28
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements and        1995 Annual Report      29 through 36
     Supplementary Data


14.  Exhibits, Financial Statement   1995 Annual Report      29 through 74
     Schedules, and Reports on
     Form 8-K

                                  EXHIBIT INDEX

Exhibit                                                  Page
- - -------                                      ----------------------------

(13)   Annual Report to BAC Holders          1 through 74

(27)   Financial Data Schedule               Filed herewith electronically

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                                 SERIES I AND II

                        1995 ANNUAL REPORT TO BAC HOLDERS

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

SELECTED FINANCIAL DATA
- - -----------------------

Restated Financial Data Schedule
- - --------------------------------


                                                                               SERIES I
                                             ------------------------------------------------------------------------------
                                                                   For the years ended December 31,
                                                 1995            1994             1993             1992            1991
                                             ------------    ------------     ------------     ------------    ------------
Interest from mortgage revenue bonds         $  3,103,783    $  2,829,665     $    128,000     $    157,288    $         --
Net rental income (1)                                  --              --          512,569          326,545         595,498
Other expenses                                   (291,067)       (170,934)        (189,188)        (200,956)       (369,287)
Valuation adjustment on investment
  in real estate (1)(2)                                --              --               --               --        (405,071)
                                             ------------    ------------     ------------     ------------    ------------
Income before cumulative effect of
  accounting change                             2,812,716       2,658,731          451,381          282,877        (178,860)
Cumulative effect of change in
  accounting for mortgage revenue
  bonds (1)                                            --      (2,475,448)              --               --              --
                                             ------------    ------------     ------------     ------------    ------------
Net income (loss)                            $  2,812,716    $    183,283     $    451,381     $    282,877    $   (178,860)
                                             ============    ============     ============     ============    ============

Net income (loss) allocated to
  BAC Holders (98.99%)                       $  2,784,308    $    181,432     $    446,822     $    280,020    $   (177,054)
                                             ============    ============     ============     ============    ============
Net income (loss) per
  BAC outstanding                            $       1.22    $       0.08     $       0.20     $       0.12    $      (0.08)
                                             ============    ============     ============     ============    ============

Cumulative effect of change in
  accounting for mortgage revenue
  bonds per BAC outstanding                  $        --     $      (1.07)    $         --     $         --    $         --
                                             ============    ============     ============     ============    ============
Total cash distribution per
  BAC outstanding                            $       1.08    $       1.00     $       1.00     $       1.16    $       1.37
                                             ============    ============     ============     ============    ============

Number of BACs outstanding                      2,280,000       2,280,000        2,280,000        2,280,000       2,280,000
                                             ============    ============     ============     ============    ============

Investment in mortgage revenue
  bonds (1)(2)                               $ 30,740,285    $ 30,740,285     $  1,600,000     $  1,600,000    $         --
                                             ============    ============     ============     ============    ============

Investment in real estate, before
  accumulated depreciation(1)                $         --    $         --     $ 37,721,666     $ 37,721,666    $ 37,721,666
                                             ============    ============     ============     ============    ============
Investment in real estate, before
  accumulated depreciation, per
  BAC outstanding                            $         --    $         --     $      16.38     $      16.38    $      16.38
                                             ============    ============     ============     ============    ============

      CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

- - -----------------------

Restated Financial Data Schedule
- - --------------------------------


                                                                               SERIES I
                                             ------------------------------------------------------------------------------
                                                                   For the years ended December 31,
                                                 1995            1994             1993             1992            1991
                                             ------------    ------------     ------------     ------------    ------------
Asset held for sale (2)                      $         --    $         --     $         --     $         --    $  2,050,000
                                             ============    ============     ============     ============    ============

Total assets                                 $ 33,421,019    $ 32,882,518     $ 37,124,695     $ 38,826,296    $ 40,943,991
                                             ============    ============     ============     ============    ============

Total assets per BAC outstanding             $      14.51    $      14.28     $      16.12     $      16.86    $      17.78
                                             ============    ============     ============     ============    ============
Net assets                                   $ 31,978,844    $ 31,653,652     $ 33,773,632     $ 35,625,514    $ 38,011,429
                                             ============    ============     ============     ============    ============
Net assets per BAC outstanding               $      13.88    $      13.74     $      14.66     $      15.47    $      16.50
                                             ============    ============     ============     ============    ============

       CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

- - -----------------------

Restated Financial Data Schedule
- - --------------------------------


                                                                               SERIES II
                                             ------------------------------------------------------------------------------
                                                                   For the years ended December 31,
                                                 1995            1994             1993             1992            1991
                                             ------------    ------------     ------------     ------------    ------------
Interest from mortgage revenue bonds         $  4,276,936    $  3,824,910     $         --     $         --    $         --
Net rental income (1)                                  --              --        1,511,870          428,325         737,795
Other expenses                                   (292,014)       (170,583)        (281,593)        (127,970)       (186,200)
                                             ------------    ------------     ------------     ------------    ------------
Income before extraordinary item and
  cumulative effect of accounting
  change                                        3,984,922       3,654,327        1,230,277          300,355         551,595
Extraordinary gain (3)                                 --              --          416,432               --              --
Cumulative effect of change in
  accounting for mortgage revenue
  bonds (1)                                            --      (4,600,720)              --               --              --
                                             ------------    ------------     ------------     ------------    ------------
Net income (loss)                            $  3,984,922    $   (946,393)    $  1,646,709     $    300,355    $    551,595
                                             ============    ============     ============     ============    ============

Net income (loss) allocated to
  BAC Holders (98.99%)                       $  3,944,674    $   (936,834)    $  1,630,077     $    297,321    $    546,024
                                             ============    ============     ============     ============    ============

Net income (loss) per BAC
  outstanding                                $       1.22    $      (0.29)    $       0.50     $       0.09    $       0.17
                                             ============    ============     ============     ============    ============
Cumulative effect of change in
  accounting for mortgage revenue
  bonds per BAC outstanding                  $         --    $      (1.41)    $         --     $        --     $         --
                                             ============    ============     ============     ============    ============
Total cash distribution per
  BAC outstanding                            $       1.08    $       1.00     $       1.00     $       1.00    $       1.37
                                             ============    ============     ============     ============    ============

Number of BACs outstanding                      3,238,760       3,238,760        3,238,760        3,238,760       3,238,760
                                             ============    ============     ============     ============    ============

Investment in mortgage revenue bonds (1)     $ 43,793,252    $ 43,793,252     $         --     $         --    $         --
                                             ============    ============     ============     ============    ============

Investment in real estate, before
  accumulated depreciation(1)                $         --    $         --     $ 56,382,005     $ 56,382,005    $ 56,382,005
                                             ============    ============     ============     ============    ============
Investment in real estate, before
  accumulated depreciation, per
  BAC outstanding                            $         --    $         --     $      17.23     $      17.23    $      17.23
                                             ============    ============     ============     ============    ============

       CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

- - -----------------------

Restated Financial Data Schedule
- - --------------------------------


                                                                               SERIES II
                                             ------------------------------------------------------------------------------
                                                                   For the years ended December 31,
                                                 1995            1994             1993             1992            1991
                                             ------------    ------------     ------------     ------------    ------------
Total assets                                 $ 47,738,900    $ 47,031,996     $ 53,638,123     $ 55,477,180    $ 57,453,236
                                             ============    ============     ============     ============    ============

Total assets per BAC outstanding             $      14.59    $      14.37     $      16.39     $      16.96    $      17.56
                                             ============    ============     ============     ============    ============

Net assets                                   $ 45,747,989    $ 45,296,618     $ 49,514,816     $ 51,139,913    $ 54,111,366
                                             ============    ============     ============     ============    ============

Net assets per BAC outstanding               $      13.98    $      13.84     $      15.13     $      15.63    $      16.54
                                             ============    ============     ============     ============    ============

(1) All properties collateralizing the mortgage revenue bonds have been transferred by foreclosure or deed in lieu of foreclosure to affiliates of the Partnership (Owner Partnerships) subject to existing indebtedness (Observatory II in Series I was subsequently sold, as discussed below). As a result, through December 31, 1993 the Partnership accounted for these as investments in real estate for financial statement purposes. The Part-nership recorded valuation adjustments representing the lower of (a) the carrying value of the mortgage revenue bond and related accrued interest or
     (b) the estimated fair value of the property and other net assets of the property acquired in settlement of loans or in-substance foreclosure (ISF) at the earlier of transfer of the deed or ISF.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on consolidation of the Owner Partnerships in accordance with SEC rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the Securities and Exchange Commission (SEC) Staff the Partnership agreed that it would account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115

            CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

- - -----------------------

     effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity.
     The effect of adopting SFAS 115 on net income previously reported for 1995 and 1994 is $1,648,217 and $(830,356), respectively for Series I and $2,189,007 and $(2,321,946), respectively for Series II. Income per BAC as previously reported was $0.51 and $0.44 for 1995 and 1994, respectively for Series I and $0.55 and $0.42 for 1995 and 1994, respectively for Series II. Income(loss) per BAC as previously reported has been revised to $1.22 and $0.08 per BAC for 1995 and 1994, respectively for Series I and $1.22 and $(0.29) per BAC for 1995 and 1994, respectively for Series II. The impact on partners capital of adopting SFAS 115 for 1995 and 1994 is $817,861 and $830,356, respectively for Series I and $132,939 and $2,321,946, respectively for Series II.

(2) The Observatory II mortgage revenue bond (Series I) was classified as an asset held for sale as of December 31, 1991 pursuant to a signed letter of intent from CRICO of Greenhaven, Inc., an Owner Partnership, to sell the property underlying the mortgage loan which secured the bond to an unrelated third party for $2,050,000, with the Partnership providing tax-exempt mortgage revenue bond financing for $1,600,000. The valuation adjustment of $405,071 for the sale of the asset was recorded in the statement of operations for 1991. Subsequent to the sale of the property, which occurred on March 31, 1992, the $1,600,000 financing was classified as an investment in mortgage revenue bond.

(3) In the fourth quarter of 1992, the Partnership was planning to take a deed-in-lieu of foreclosure (which occurred in March 1993) on James Street Crossing, therefore the Partnership evaluated the liabilities of the property. As such the Partnership believed that the Owner Partnership was obligated for a $416,000 liability to the former general partner of James Street Crossing. This obligation was recorded at December 31, 1992. After the Owner Partnership took possession of the property in the first quarter of 1993 through a deed-in-lieu of foreclosure, and sorting through the liabilities related to the real estate the Partnership concluded that the Owner Partnership would not be required to assume this liability.
     Therefore it was treated as a debt extinguishment under SFAS No. 4, "Reporting Gains and Losses for Extinguishment of Debt."

Market Data
- - -----------

     On July 1, 1993, the General Partner listed the BACs on the American Stock Exchange (AMEX) with a trading symbol of CRA for Series I and CRB for Series II. As of December 31, 1995, there were 2,280,000 and 3,238,760 BACs issued and outstanding for Series I and Series II, respectively. The following table sets forth the high and low closing sales price and the distributions per BAC for Series I and Series II during the periods indicated:

      CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

- - -----------------------

                                 SERIES I
                                 --------

                                Sales Price
                          ---------------------        Distributions
1995 Quarter Ended          High          Low             per BAC
- - ------------------        -------       -------        -------------
March 31                  $12 3/8       $10              $    0.27
June 30                    12 3/8        11 1/2               0.27
September 30               13 1/8        11 1/4               0.27
December 31                13 1/2        12 5/8               0.27
                                                         ---------
                                                         $    1.08
                                                         =========


                                Sales Price
                          ---------------------        Distributions
1994 Quarter Ended          High          Low             per BAC
- - ------------------        -------       -------        -------------
March 31                  $12 3/4       $11 3/8          $    0.25
June 30                    12 1/2        11 1/4               0.25
September 30               12            10 7/8               0.25
December 31                11 1/4         9 3/8               0.25
                                                         ---------
                                                         $    1.00
                                                         =========


                                Sales Price
                          ---------------------        Distributions
1993 Quarter Ended          High          Low           per BAC (1)
- - ------------------        -------       -------        -------------
March 31                      N/A           N/A          $    0.25
June 30                       N/A           N/A               0.25
September 30              $13 1/4       $11                   0.25
December 31                13 1/4        11 5/8               0.25
                                                         ---------
                                                         $    1.00
                                                         =========

    CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

- - -----------------------

                                 SERIES II
                                 ---------

                                Sales Price
                          ---------------------        Distributions
1995 Quarter Ended          High          Low             per BAC
- - ------------------        -------       -------        -------------
March 31                  $11 3/8       $ 9 3/4          $    0.27
June 30                    11 1/2        11                   0.27
September 30               13            10 7/8               0.27
December 31                12 7/8        12 1/8               0.27
                                                         ---------
                                                         $    1.08
                                                         =========

                                Sales Price
                          ---------------------        Distributions
1994 Quarter Ended          High          Low             per BAC
- - ------------------        -------       -------        -------------
March 31                  $12 3/8       $11 3/8          $    0.25
June 30                    12 1/8        11                   0.25
September 30               11 1/2        10                   0.25
December 31                10 3/8         9 1/8               0.25
                                                         ---------
                                                         $    1.00
                                                         =========

                                Sales Price
                          ---------------------        Distributions
1993 Quarter Ended          High          Low           per BAC (1)
- - ------------------        -------       -------        -------------
March 31                      N/A           N/A          $    0.25
June 30                       N/A           N/A               0.25
September 30              $12 3/4       $ 9 1/2               0.25
December 31                12 5/8        10 3/8               0.25
                                                         ---------
                                                         $    1.00
                                                         =========

(1) Prior to the AMEX listing, distributions were declared on a semi-annual basis, payable to BAC Holders of record as of the last day in each month.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS
     -------------------------

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

     The Partnership's objectives have been to: (1) provide semi-annual cash distributions that will be exempt from regular federal income tax; (2) provide additional cash distributions that will be exempt from regular federal income tax from payments of contingent interest on the mortgage revenue bonds which will be determined (a) on the basis of the cash flow of the mortgaged properties, or (b) to the extent that cash flow is not sufficient to provide for the current payment of the maximum amount of contingent interest, on the basis of either (i) the net proceeds resulting from the sale of the mortgaged properties or repayment on the redemption or remarketing of the applicable mortgage revenue bond or (ii) the appraised value of the mortgaged properties upon repayment of the mortgage loans or remarketing of the mortgage revenue bonds; and (3) preserve and protect the Partnership's capital. All of the

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

properties securing the loans (except Observatory II in Series I, as discussed herein) have been taken control of by affiliates of the General Partner (Owner Partnerships) through foreclosure or deed in lieu of foreclosure, subject to existing indebtedness, which resulted in significant valuation adjustments to the carrying values of these investments, primarily during 1990. Although the Partnership will use diligent efforts to recover its investment, it is probable that the full amount of BAC Holder invested capital, based on the original offering price of $25 per BAC, may not be recoverable on most of the bonds through net sale or refinancing proceeds as originally anticipated at the time of the BAC offerings. Consequently, in the absence of the proposed merger it may be advisable, with BAC Holder consent, to extend the maturity dates of the mortgage loans, which currently mature from 1998-1999.
Due to proposed Internal Revenue Service (IRS) regulations, the General Partner cannot be sure at this time how long the mortgage loans could be extended without triggering a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. If an extension of the mortgage loan maturity dates is a deemed reissuance, it would most likely result in the loss of the tax-exempt status of the mortgage revenue bonds.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     A description of the mortgage revenue bonds held by the Partnership is as follows:

                                                              SERIES I
                                                              --------

                                            Loan                          Loan         Carrying
 Mortgaged Property         No. of      Origination     Face Amount     Maturity         Value
 Name and Location       Rental Units       Date          (000's)         Date          (000's)
- - --------------------     ------------   ------------    -----------     ---------     -----------
OBSERVATORY II
  BURNSVILLE, MN               75           3/31/92       $ 1,600         2/11/98       $ 1,600
ROYAL OAKS
  EAGAN, MN                   231          12/05/86        12,580         2/22/98         8,019
TRAILWAY POND
  BURNSVILLE, MN               75           8/07/87         4,675         5/01/99         2,717
VALLEY CREEK
  WOODBURY, MN                225           3/23/87        12,815         2/01/99         9,487
WHITE BEAR WOODS
  WHITE BEAR LAKE, MN         225           3/31/87        12,485         1/31/99         8,917
                              ---                         -------                       -------
                              831                         $44,155                       $30,740
                              ===                         =======                       =======


                                                              SERIES II
                                                              ---------


                                            Loan                          Loan         Carrying
 Mortgaged Property         No. of      Origination     Face Amount     Maturity         Value
 Name and Location       Rental Units       Date          (000's)         Date          (000's)
- - --------------------     ------------   ------------    -----------     --------      -----------
ETHAN'S RIDGE AND
  ETHAN'S GLEN IIB                          5/29/87        $15,500       4/01/98        $12,612
  KANSAS CITY, MO             364          10/26/88          2,300      12/15/99
FOUNTAIN PLACE
  EDEN PRAIRIE, MN            332          12/23/87         20,900       7/01/99         13,643
JAMES STREET CROSSING
  KENT, WA                    300           3/31/88         13,878      12/31/99         11,703
TRAILWAY POND II
  BURNSVILLE, MN              165           8/07/87         10,030       5/01/99          5,835
                            -----                          -------                      -------
                            1,161                          $62,608                      $43,793
                            =====                          =======                      =======


          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     Prior to January 1, 1994, investments in mortgage revenue bonds were accounted for as real estate on the earlier of the date of foreclosure, deed in lieu of foreclosure, or in-substance foreclosure, and were recorded as real estate at the lower of (a) the carrying value of the mortgage revenue bonds and related accrued interest or (b) the estimated fair value of the property, including other net assets of the property. The estimated fair values of the properties were the amounts the owners of the properties could reasonably expect to receive in an as-is sale between a willing buyer and a willing seller. The General Partner determined the estimated fair values of the properties acquired based upon information obtained from independent real estate appraisers and/or its own market analyses. To the extent fair value was less than the carrying value, direct write-downs were recorded to establish a new cost basis for these assets.

     Subsequent to recording its investments as real estate, the Partnership evaluated its recorded investment in the properties on a lower of cost or net realizable value basis, under the guidance of the American Institute of Certified Public Accountants (AICPA) Statement of Position 92-3 "Accounting for Foreclosed Assets". The Partnership's net realizable value determination took into account the Partnership's intention to hold these properties for the long term, if necessary, to recover its recorded investment. If the Partnership determined that its estimated net realizable value was less than the recorded investment in the property, an additional valuation adjustment was recorded if the decline in value was considered permanent.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on consolidation of the Owner Partnerships in accordance with SEC rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the Securities and Exchange Commission (SEC) Staff the Partnership agreed that it would account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. The effect of adopting SFAS 115 on net income previously reported for 1995 and 1994 is $1,648,217 and $(830,356), respectively for Series I and $2,189,007 and $(2,321,946), respectively for Series II. Income per BAC as previously reported was $0.51 and $0.44 for 1995 and 1994, respectively for Series I and $0.55 and $0.42 for 1995 and 1994, respectively for Series II. Income(loss) per BAC as previously reported has been revised to $1.22 and $0.08 per BAC for 1995 and 1994, respectively for Series I and $1.22 and $(0.29) per BAC for 1995 and 1994,

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

respectively for Series II. The impact on partners capital of adopting SFAS 115 for 1995 and 1994 is $817,861 and $830,356, respectively for Series I and $132,939 and $2,321,946, respectively for Series II.

     As discussed above, the Partnership accounted for its investment in mortgage revenue bonds as real estate, until January 1, 1994, when the financial statements were restated to reflect implementation of SFAS 115. Net realizable value, prior to implementation of SFAS 115, was based on holding the assets for long-term income production - as such net realizable value only considered the recovery of the Partnership's investments over time based on the properties' ability to generate sufficient cash flow to recover the Partnership's investment over the long term. Based on the SEC's requirement that the Partnership account for its mortgage revenue bonds as debt securities, the implementation of SFAS 115 has a different accounting framework for evaluating realizability. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. Since these most of bonds are in default, the Partnership has concluded that permanent impairment has occurred. As such, the amount of permanent impairment is measured by the Partnership's estimate of the mortgage revenue bonds' fair value at January 1, 1994. The Partnership has measured fair value as discussed below. This effect of adopting SFAS 115 is reflected as a cumulative effect of change in accounting for mortgage revenue bonds in the statements of operations. On an ongoing basis, the Partnership evaluates permanent impairment; however, subsequent to January 1, 1994, the Partnership did not recognize any impairment losses.

     Since all of the mortgage revenue bonds, except Observatory II, are in default, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

                                    SERIES I
                                    --------

     As of February 12, 1987, 2,280,000 BACs had been sold, representing capital contributions of $57,000,000 and the completion of the offering of Series I.

     The five original Series I mortgage loans securing the mortgage revenue bonds, with a current aggregate principal amount of $44,155,000, went into default, resulting in title transfer by actual foreclosures or deeds in lieu of foreclosure to Owner Partnerships subject to the existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the
Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from certain bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Observatory II, Royal Oaks, Trailway Pond and Valley Creek transfers.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     In conjunction with the transfer of the Royal Oaks deed to an Owner Partnership, the Royal Oaks mortgage revenue bond was modified. The Partnership, based on information and advice from outside counsel, believes that the modification does not adversely affect the tax-exempt nature of the Royal Oaks bond interest. The modification complied with IRS guidelines in effect at that time. The IRS has since issued proposed regulations which could be interpreted as adversely affecting the tax-exempt nature of the modified mortgage revenue bond. However, the IRS has stated that the regulations will apply only to modifications made on or after 30 days from the final publication of the regulations in the Federal Register. As of April 23, 1996, the regulations have not been finalized and no changes to these positions have been announced by the IRS. The Partnership believes the interest on the Royal Oaks bond should continue to be tax-exempt. However, there can be no assurance that interest from the Royal Oaks bond will remain tax-exempt.

                                    SERIES II
                                    ---------

     As of October 29, 1987, 3,238,760 BACs had been sold, representing capital contributions of $80,969,000 and the completion of the offering of Series II.

     The five original Series II mortgage loans securing the mortgage revenue bonds with an aggregate principal amount of $62,608,001 went into default, resulting in deeds in lieu of foreclosure, subject to the existing indebtedness, to Ownership Partnerships. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Code (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from certain bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax exempt status.) The bond counsel opinions were obtained in connection with the Ethan's Ridge and Ethan's Glen IIB, Fountain Place and Trailway Pond II transfers.

                                 SERIES I and II
                                 ---------------

     In April 1991, the U.S. Supreme Court decided a case, Cottage Savings Association V. Commissioner (Cottage Savings) that could be interpreted to impact then existing authority addressing the modification of debt instruments. In response to this decision in December 1992 the Internal Revenue Service issued Proposed Regulation Section 1.1001-3 which specifically address the tax consequences of modifications of debt instruments. Among other things, these proposed regulations, if they become effective in their current form, would provide that certain modifications of the current interest payments or maturity date of a debt instrument will be treated as a taxable exchange of the original instrument for the modified debt instrument. As a result of this treatment, modifications of the mortgage loans which secure the mortgage revenue bonds could be treated as a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. Any reissuance without the cooperation of the mortgage revenue bond issuers would result in the loss of the tax-exempt status of the mortgage revenue bonds. Such issuers might cooperate and consent to the reissuance; however, there can be no assurance that such issuers would do so or

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

would not impose additional requirements that would have an adverse impact on the properties.

     Even if issuer consent were obtained, if the modifications are considered material, the debt would have to be re-examined to determine whether it would still be considered debt for tax purposes. This could result in a write-down of principal, would most likely result in a write-off of all accrued and unpaid past due interest and could change the contingent interest feature of the existing mortgage loans. The write down of principal and unpaid interest would not be recoverable upon ultimate disposition or payoff of the mortgage revenue bond and would instead accrue to the benefit of the Owner Partnership to the extent realized.

     Proposed Regulation Section 1.001-3 will become effective only with respect to modifications made on or after the date that is 30 days after the publication of final regulations in the Federal Register. It is uncertain at this time when this proposed regulation will be finalized and whether it will be finalized in its current form. It is also unclear at this time what effect the Cottage Savings decision may have on modifications that have been made to mortgage loans which secure the mortgage revenue bonds or on modifications that might be appropriate in the future. The General Partner believes that the modifications which have been made were consistent with the relevant tax authority which existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, these can be no assurance as to the tax-exempt status of the mortgage revenue bonds.

     The General Partner's ongoing strategy has been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, as discussed below, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval of the extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

Merger Proposal
- - ---------------

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
An affiliate of CAPREIT is the property manager for four of the five properties securing the bonds held by Series I, and all five properties securing the bonds in Series II. All nine properties managed by an affiliate of CAPREIT are presently in default with respect to their mortgage loans held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in both Series I and Series II will be redeemed for cash and the interests represented by such BACs will be canceled. On January 31, 1996, the agreement for the proposed merger was modified for the first time to improve the terms of the original proposal. Under the original proposal, the redemption amount per BAC was to be $13.761 and $13.313 for Series I and Series II, respectively. Under the first modified agreement, the redemption amount per BAC for Series I was to be $14.4096, subject to adjustment but not less than $14.2713 or greater than $14.5479. The modified redemption amount per BAC for Series II was to be $14.1597, subject to adjustment but not less than $14.0152

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

or greater than $14.3042. On March 14, 1996, the merger agreement was modified for the second time to round the expected redemption amount per BAC for Series I from $14.4096 to $14.41. The redemption amount per BAC for Series I is subject to adjustment for available cash as defined in the amended merger agreement, but not less than $14.27 or greater than $14.55. The merger agreement was also modified to improve the redemption amount per BAC for Series II from $14.1597 to $14.24, subject to adjustment for available cash, but not less than $14.10 or greater than $14.38. In addition, the redemption amounts for Series I and Series II will be reduced by the amount of court approved legal fees and expenses awarded to counsel of the plaintiffs in the putative class action suits naming the Partnership and others, as described below. Such legal fees and expenses are not expected to exceed $0.16 and $0.20 per BAC for Series I and Series II, respectively.

     The BAC Holders will also vote upon the removal of the Partnership's General Partner immediately prior to consummation of the proposed merger and the election in its stead of a newly-formed wholly-owned subsidiary of CAPREIT. CAPREIT has agreed to pay the General Partner $500,000 in consideration for its 1.01% general partner interest in the Partnership.

     CAPREIT and/or its designee will also acquire accounts receivables held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of both Series I and Series II. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $511,680 and $770,835 to CRI for the fees of Series I and Series II, respectively, accrued through June 30, 1995. The amounts to be paid to CRI represent approximately 42% of the total accrued fees owed to CRI. Also, CAPREIT will pay $265,968 and $391,296 to CRIIMI for the fees of Series I and Series II, respectively, accrued from July 1, 1995 through June 30, 1996, which represents 100% of the fees which are expected to be owed to CRIIMI for that period. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $22,164 and $32,608 per month for Series I and Series II, respectively.

     Each of the Owner Partnerships has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnership. This feature is required by CAPREIT as a condition of the merger.

     Consummation of the merger is contingent upon the approval of a majority of combined Series I and Series II BAC Holders, voting together as one class. The proposed merger is also contingent upon receiving favorable opinions regarding

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

the fairness of the redemption amounts to BAC Holders from a financial point of view. Favorable opinions from an independent investment banking firm were issued on March 14, 1996. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is received from the SEC. A preliminary proxy statement was filed with the SEC on March 18, 1996. The definitive proxy materials include a full description of the proposed merger and the independent fairness opinions.

Litigation
- - ----------

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

Such expenses are not expected to exceed $0.16 and $0.20 per BAC for Series I and Series II, respectively. These fees will reduce the redemption amounts to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees.

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. Mr. Schwartzberg is a former shareholder and executive officer of CRI who decided to leave the company as of January 1, 1990. In connection with his departure, he relinquished his general partner duties for all CRI-sponsored partnerships, including those of the General Partner. On March 28, 1996, Mr. Schwartzberg filed a preliminary proxy statement with the SEC opposing the proposed merger.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

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

     On March 18, 1996, the District Court issued its Opinion enjoining Mr. Schwartzberg from (1) making any further solicitation of BAC Holders without complying with the provisions of Regulation 14A under the Securities Exchange Act of 1934, and (2) committing any violation of Rule 14a-9 (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships. The injunction was based on the District Court's findings of fact and conclusions of law, in which it stated that the Plaintiffs (including the Partnership) have established a strong likelihood of success on their claim that the press releases constitute a proxy solicitation in violation of securities laws and that the Plaintiffs are likely to establish that Mr. Schwartzberg acted with the requisite culpability with respect to at least some of the false statements made in his press releases. Also on March 18, 1996, Mr. Schwartzberg filed his answer to the complaint in the New York Action, coupled with counterclaims against the General Partner alleging that three press releases issued by the General Partner of the Partnership constituted solicitations in

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

violation of the same provisions of the Securities Exchange Act and that they were false and misleading. The counter-defendants deny the allegations. The counterclaims sought a temporary restraining order against the General Partners regarding further alleged solicitations and false and misleading statements.
The District Court denied the injunction request by order on April 23, 1996. On April 16, 1996, Mr. Schwartzberg also filed a Notice of Appeal with respect to the injunction against him with the U. S. Court of Appeals for the Second Circuit.

     The Partnership Agreement provides for the indemnification of the General Partners and its affiliates for acts or omissions by the General Partner in good faith and in the best interest of the Partnership. Such indemnification does not extend to a finding of liability for conduct which constitutes fraud, bad faith, misconduct, breach of fiduciary duties, or violation of state or federal securities laws. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the New York Action, but the General Partners do not anticipate that the litigation will have a material adverse affect on the Partnership.

                        Financial Condition and Liquidity
                        ---------------------------------

     The primary sources of the Partnership's future cash flows are expected to be from receipts of base interest on mortgage loans, which are dependent upon the net operating income of the properties. Therefore, the Partnership's investment in the mortgage revenue bonds is subject to the general risks inherent to the ownership of real property. These risks include reduction in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, and adverse changes in local conditions. The General Partner expects that the properties transferred to Owner Partnerships will continue to generate sufficient cash flow to pay all operating expenses, meet escrow deposit requirements and pay some, but not all, of the base interest due to the Partnership. The Partnership has no material commitments for capital expenditures.

                                    SERIES I
                                    --------

     Series I expects to continue to make distributions to BAC Holders on a semi-annual basis. The amended merger agreement stipulates that 1996 distributions cannot exceed $0.09417 per BAC per month. There are no other legal restrictions on Series I's present or future ability to make cash distributions other than as set forth in the amended merger agreement. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II), therefore, the distribution to BAC Holders may fluctuate from current levels. The General Partner seeks to optimize cash flow from the properties owned by Owner Partnerships. Despite these efforts, the amounts paid to the Partnership from the borrowers may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1996 distribution to approximate $1.13 per BAC, the maximum amount stipulated in the amended merger agreement.

     The following distributions were paid or accrued to Series I BAC Holders of record during 1995, 1994 and 1993:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                       1995                          1994                         1993
                                  Distributions to              Distributions to             Distributions to
                                     BAC Holders                   BAC Holders                  BAC Holders
                              ------------------------      ------------------------     ------------------------
Six-Month Period Ended           Total         Per BAC         Total         Per BAC        Total         Per BAC
- - ----------------------        -----------      -------      -----------      -------     -----------      -------
June 30                       $ 1,231,200      $  0.54      $ 1,140,000      $  0.50     $ 1,140,000      $  0.50
December 31                     1,231,200         0.54        1,140,000         0.50       1,140,000         0.50
                              -----------      -------      -----------      -------     -----------      -------
     Total                    $ 2,462,400      $  1.08      $ 2,280,000      $  1.00     $ 2,280,000      $  1.00
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
                                                       ============       ============     ============

(1) Defined in the Limited Partnership Agreement as (a) all revenues received by the Partnership during such period, plus (b) any amounts which the Managing General Partner releases from the Working Capital Reserve as being no longer necessary to hold as part of the Working Capital Reserve, plus
     (c) any amounts released to the Partnership from the Interest Reserve Account with respect to a mortgaged property after completion of construction of such mortgaged property, less (i) operating expenses of the Partnership paid from reserves during the period, including any expenses paid to the General Partner, but not including such amounts paid from the Working Capital Reserve, (ii) all cash payments made from Revenues during such period to discharge Partnership indebtedness, and (iii) all amounts from revenues, if any, added to the Working Capital Reserve during such period. Cash flow as defined in the Limited Partnership Agreement is not to be construed as an alternative to operating income in accordance with generally accepted accounting principles (GAAP) as an indication of the

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     Partnership's operating performance.

     Although distributions are paid on a semi-annual basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $858,808 or $0.37667 per BAC were declared payable for the four months ending April 30, 1996 to BAC Holders of record as of the last day of each month.

     As of December 31, 1995, Series I had cash and cash equivalents of $58,924, unrestricted marketable securities of $1,315,182 and working capital reserves invested in marketable securities of $1,284,670. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during 1995 and 1994 for Series I as the cost for the tax-exempt municipal bonds approximated fair value throughout 1995 and 1994.

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
                   100,000     Between one and five years
                 2,400,000     After ten years
               -----------
               $ 2,599,852
               ===========

    In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS
107). This statement requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying value of its cash and cash equivalents approximates fair value.
The estimated fair value of marketable securities and working capital reserves invested in marketable securities are based on the quoted market prices of these instruments at December 31, 1995. The estimated fair value of the mortgage revenue bonds is based upon the redemption amount relating to the mortgage revenue bonds under the amended merger agreement.

    The following table presents information on Series I's financial instruments:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                           000's               000's
                                     -----------------   -----------------
     Cash and cash equivalents          $        59         $        59
     Marketable securities                    1,315               1,315
     Working capital reserves
       invested in marketable
       securities                             1,285               1,285
     Mortgage revenue bonds                  30,740              30,248


     The Partnership closely monitors its cash flow and liquidity position for Series I in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series I's net cash provided by operating activities for 1995 and 1994, which consists primarily of receipt of base interest on mortgage loans, was adequate to support operating, investing and financing requirements and the declared distributions to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1995 primarily as a result of deposits to the working capital reserves. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

                                    SERIES II
                                    ---------

     Series II expects to continue to make distributions to BAC Holders on a semi-annual basis. The amended merger agreement stipulates that 1996 distributions cannot exceed $0.09667 per BAC per month. There are no other legal restrictions on Series II's present or future ability to make cash distributions other than as set forth in the amended merger agreement. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest, therefore, the distribution to BAC Holders may fluctuate from current levels. The General Partner seeks to optimize cash flow from the properties owned by Owner Partnerships. Despite these efforts, the amounts paid to the Partnership from the borrowers may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1996 distribution to approximate $1.16 per BAC, the maximum amount stipulated in the amended merger agreement.

     The following distributions were paid or accrued to Series II BAC Holders of record during 1995, 1994 and 1993:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                       1995                          1994                         1993
                                  Distributions to              Distributions to             Distributions to
                                     BAC Holders                   BAC Holders                  BAC Holders
                              ------------------------      ------------------------     ------------------------
Six-Month Period Ended           Total         Per BAC         Total         Per BAC        Total         Per BAC
- - ----------------------        -----------      -------      -----------      -------     -----------      -------
June 30                       $ 1,748,930      $  0.54      $ 1,619,380      $  0.50     $ 1,619,380      $  0.50
December 31                     1,748,932         0.54        1,619,380         0.50       1,619,380         0.50
                              -----------      -------      -----------      -------     -----------      -------
          Total               $ 3,497,862      $  1.08      $ 3,238,760      $  1.00     $ 3,238,760      $  1.00
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
                                                       ============       ============     ============

(1) Defined in the Limited Partnership Agreement as (a) all revenues received by the Partnership during such period, plus (b) any amounts which the Managing General Partner releases from the Working Capital Reserve as being no longer necessary to hold as part of the Working Capital Reserve, plus
     (c) any amounts released to the Partnership from the Interest Reserve Account with respect to a mortgaged property after completion of construction of such mortgaged property, less (i) operating expenses of the Partnership paid from reserves during the period, including any expenses paid to the General Partner, but not including such amounts paid from the Working Capital Reserve, (ii) all cash payments made from revenues during such period to discharge Partnership indebtedness, and (iii) all amounts from revenues, if any, added to the Working Capital Reserve during such period. Cash flow as defined in the Limited Partnership Agreement is not to be construed as an alternative to operating income in accordance with

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

GAAP as an indication of the Partnership's operating performance.
Although distributions are paid on a semi-annual basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $1,252,331 or $0.38667 per BAC were declared payable for the four months ending April 30, 1996 to BAC Holders of record as of the last day of each month.

     As of December 31, 1995, Series II had cash and cash equivalents of $88,986, unrestricted marketable securities of $1,512,281, and working capital reserves invested in marketable securities of $2,307,385. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during 1995 and 1994 for Series II as the cost for the tax-exempt municipal bonds approximated fair value throughout 1995 and 1994.

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
                   630,917    Between one and five years
                   200,000    Between five and ten years
                 2,571,370    After ten years
               -----------
               $ 3,819,666
               ===========

     The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying value of its cash and cash equivalents approximates fair value. The estimated fair value of marketable securities and working capital reserves invested in marketable securities are based on the quoted market prices of these instruments at December 31, 1995. The estimated fair value of the mortgage revenue bonds is based upon the redemption amount relating to the mortgage revenue bonds under the amended merger agreement.

     The following table presents information on Series II's financial instruments:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                           000's               000's
                                     -----------------   -----------------
     Cash and cash equivalents          $        89         $        89
     Marketable securities                    1,512               1,508
     Working capital reserves
       invested in marketable
       securities                             2,307               2,301
     Mortgage revenue bonds                  43,793              42,251


     The Partnership closely monitors its cash flow and liquidity position for Series II in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series II's net cash provided by operating activities for 1995 and 1994, which consists primarily of receipt of base interest on mortgage loans, was adequate to support operating, investing and financing requirements and the payment of declared distributions to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1995 primarily due to deposits to the working capital reserves. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

                              Results of Operations
                              ---------------------

                                    SERIES I
                                    --------

     The Partnership's Series I net income for 1995 increased $2.6 million from 1994 primarily due to the cumulative effect of change in accounting for mortgage revenue bonds of $2.5 million in 1994, as discussed above. Contributing to the increase in net income was an increase in interest from mortgage revenue bonds of approximately $274,000 resulting principally from an increase in occupancy and rental rates at all of the underlying properties. Also contributing to the increase in net income was an increase of approximately $29,000 in interest and other income as a result of larger investment balances and higher yields on investments. Partially offsetting the increase in net income were 1995 merger related expenses of approximately $169,000, including fees incurred by the Partnership for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger, as previously discussed. There were no material increases or decreases in Series I's remaining income or expenses.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     The Partnership's Series I net income for 1994 decreased approximately $268,000 from 1993 primarily due to the cumulative effect of change in accounting for mortgage revenue bonds of $2.5 million in 1994, as discussed above. Partially offsetting the decrease in net income was an increase in income from investments of $2.2 million due to the reclassification of all of its mortgage revenue bonds from real estate to securities, as discussed above. The 1993 income from investments, except Observatory II, was limited to the underlying properties' net rental income. Actual interest received by Series I from the borrowers increased approximately $292,000 in 1994 from 1993 primarily due to an increase in rental rates at the underlying properties. There were no material increases or decreases in Series I's remaining income or expenses.

                                    SERIES II
                                    ---------

     The Partnership's Series II net income for 1995 increased $4.9 million from 1994 primarily due to the cumulative effect of change in accounting for mortgage revenue bonds of $4.6 million 1994, as discussed above. Contributing to the increase in net income was an increase in interest from mortgage revenue bonds of approximately $452,000 resulting principally from an increase in occupancy and rental rates at all of the underlying properties. Also contributing to the increase in net income was an increase of approximately $34,000 in interest and other income as a result of larger investment balances and higher yields on investments. Partially offsetting the increase in net income were 1995 merger related expenses of approximately $169,000, including fees incurred by the Partnership for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger, as previously discussed. There were no material increases or decreases in Series II's remaining income or expenses.

     The Partnership's Series II net loss for 1994 increased $2.6 million from 1993 primarily due to the cumulative effect of change in accounting for mortgage revenue bonds of $4.6 million in 1994, as discussed above. Contributing to the increase in net loss was an extraordinary gain on debt reduction of approximately $416,000 recognized in 1993, as discussed below. Partially offsetting the increase in net loss was an increase in income from investments of $2.3 million due to the reclassification of all of its mortgage revenue bonds from real estate to securities, as discussed above. The 1993 income from investments was limited to the underlying properties' net rental income. Actual interest received by Series II from the borrowers increased approximately $190,000 in 1994 from 1993 primarily due to an increase in rental rates at the underlying properties. Also offsetting the increase in net loss was a decrease in general and administrative expenses of approximately $86,000 due to the 1993 transfer of the deed of James Street Crossing to an Owner Partnership. There were no material increases or decreases in Series II's remaining income or expenses.

     In the fourth quarter of 1992, the Partnership was planning to take a deed-in-lieu of foreclosure (which occurred in March 1993) on James Street Crossing, therefore the Partnership evaluated the liabilities of the property. As such the Partnership believed that the Owner Partnership was obligated for a $416,000 liability to the former general partner of James Street Crossing. This obligation was recorded at December 31, 1992. After the Owner Partnership took possession of the property in the first quarter of 1993 through a deed-in-lieu of foreclosure, and sorting through the liabilities related to the real estate the Partnership concluded that the Owner Partnership would not be required to

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

assume this liability. Therefore it was treated as a debt extinguishment under SFAS No. 4, "Reporting Gains and Losses for Extinguishment of Debt."

     Presented below is a summary of base interest payments for the years ended December 31, 1995, 1994 and 1993 that are due to the Partnership from the borrowers.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                                              SERIES I
                                                              ---------

                                           For the year ended December 31, 1995
                              ---------------------------------------------------------------
                                                 Base Interest                    Cumulative
                                                   Paid From      Current Base      Unpaid
                               Current Base       Properties'       Interest       Full Base
                              Interest Due(1)     Operations        Not Paid        Interest
                              ---------------    -------------    ------------    -----------
    Observatory II              $   128,000       $   128,000      $       --     $        --
    Royal Oaks                    1,069,296           838,525         230,771       1,593,244
    Trailway Pond                   460,488           244,848         215,640         852,472
    Valley Creek                  1,326,353           944,479         381,874       2,751,181
    White Bear Woods              1,310,925           947,931         362,994       2,000,751
                                -----------       -----------      ----------     -----------
                                $ 4,295,062       $ 3,103,783      $1,191,279     $ 7,197,648
                                ===========       ===========      ==========     ===========


                                           For the year ended December 31, 1994
                              ---------------------------------------------------------------
                                                 Base Interest                    Cumulative
                                                   Paid From      Current Base      Unpaid
                               Current Base       Properties'       Interest       Full Base
                              Interest Due(1)     Operations        Not Paid        Interest
                              ---------------    -------------    ------------    -----------
    Observatory II              $   128,000       $   128,000      $       --     $        --
    Royal Oaks                    1,069,296           754,518         314,778       1,362,473
    Trailway Pond                   460,488           252,168         208,320         636,832
    Valley Creek                  1,326,353           821,503         504,850       2,369,307
    White Bear Woods              1,310,925           873,476         437,449       1,637,757
                                -----------       -----------      ----------     -----------
                                $ 4,295,062       $ 2,829,665      $1,465,397     $ 6,006,369
                                ===========       ===========      ==========     ===========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------


                                           For the year ended December 31, 1993
                              ---------------------------------------------------------------
                                                 Base Interest                    Cumulative
                                                   Paid From      Current Base      Unpaid
                               Current Base       Properties'       Interest       Full Base
                              Interest Due(1)     Operations        Not Paid        Interest
                              ---------------    -------------    ------------    -----------
    Observatory II              $   128,000       $   128,000      $       --     $        --
    Royal Oaks                    1,069,296           679,224         390,072       1,047,695
    Trailway Pond                   460,488           210,360         250,128         428,512
    Valley Creek                  1,326,353           728,818         597,535       1,864,457
    White Bear Woods              1,310,925           791,512         519,413       1,200,308
                                -----------       -----------      ----------     -----------
                                $ 4,295,062       $ 2,537,914      $1,757,148     $ 4,540,972
                                ===========       ===========      ==========     ===========

     (1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $783,685, $584,856 and $370,558 for 1995,
          1994 and 1993, respectively.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                                              SERIES II
                                                              ---------

                                                      For the year ended December 31, 1995
                              ---------------------------------------------------------------------------------
                                                 Base Interest    Base Interest   Cumulative
                                                   Paid From        Paid From     Current Base  Unpaid
                               Current Base       Properties'     Non-Operating     Interest   Full Base
                              Interest Due(1)    Operations(3)      Sources(2)      Not Paid  Interest
                              ---------------    -------------    -------------   -----------------------
    Ethan's Ridge and
      Ethan's Glen IIB          $ 1,518,750       $ 1,215,081      $        --     $  303,669$ 2,002,193
    Fountain Place                1,985,500         1,416,369               --        569,131  5,063,498
    James Street
      Crossing                    1,335,758         1,070,316               --        265,442  1,695,171
    Trailway Pond II              1,003,000           575,170               --        427,830  2,568,706
                                -----------       -----------      -----------     ---------------------
                                $ 5,843,008       $ 4,276,936      $        --     $1,566,072$11,329,568
                                ===========       ===========      ===========     =====================


                                                      For the year ended December 31, 1994
                              ---------------------------------------------------------------------------------
                                                 Base Interest    Base Interest   Cumulative
                                                   Paid From        Paid From     Current Base  Unpaid
                               Current Base       Properties'     Non-Operating     Interest   Full Base
                              Interest Due(1)     Operations        Sources(2)      Not Paid  Interest
                              ---------------    -------------    -------------   -----------------------
    Ethan's Ridge and
      Ethan's Glen IIB          $ 1,518,750       $ 1,185,957      $    27,500     $   305,293$ 1,698,524
    Fountain Place                1,985,500         1,271,575               --         713,925  4,494,367
    James Street
      Crossing                    1,335,758           879,491               --         456,267  1,429,729
    Trailway Pond II              1,003,000           460,387               --         542,613  2,140,876
                                -----------       -----------      -----------     ----------------------
                                $ 5,843,008       $ 3,797,410      $    27,500     $ 2,018,098$ 9,763,496
                                ===========       ===========      ===========     ======================

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                                      For the year ended December 31, 1993
                              ---------------------------------------------------------------------------------
                                                 Base Interest    Base Interest   Cumulative
                                                   Paid From        Paid From     Current Base  Unpaid
                               Current Base       Properties'     Non-Operating     Interest   Full Base
                              Interest Due(1)     Operations        Sources(2)      Not Paid  Interest
                              ---------------    -------------    -------------   -----------------------
    Ethan's Ridge and
      Ethan's Glen IIB          $ 1,518,750       $ 1,051,763      $        --    $   466,987$ 1,393,231
    Fountain Place                1,985,500         1,343,102               --        642,398  3,780,442
    James Street
      Crossing                    1,335,758           767,321           23,288        545,149    973,462
    Trailway Pond II              1,003,000           449,564               --        553,436  1,598,263
                                -----------       -----------      -----------    ----------------------
                                $ 5,843,008       $ 3,611,750      $    23,288    $ 2,207,970$ 7,745,398
                                ===========       ===========      ===========    ======================

(1) The Partnership charges the borrowers interest on unpaid base interest, which, not including current base interest due, totaled $1,197,825, $932,242 and $582,804 for 1995, 1994 and 1993, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or from the general partners of the borrowers.
(3) Excludes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Ridge and Ethan's Glen IIB, Fountain Place and James Street Crossing totalled $107,000, $25,700 and $7,800, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Series I and Series II Partners and Beneficial Assignee
  Certificate Holders of Capital Realty Investors Tax
  Exempt Fund Limited Partnership:

     We have audited the accompanying balance sheets of Series I and Series II of Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership, a Delaware limited partnership) as of December 31, 1995 and 1994, the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1995 and 1994 and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 2 to the financial statements, the Partnership's 1994 and 1995 financial statements have been restated to account for its investments in mortgage revenue bonds as debt securities.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Series I and Series II of Capital Realty Investors Tax Exempt Fund Limited Partnership as of December 31, 1995 and 1994, and the results of operations and cash flows of Series I and Series II for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

                                                       Arthur Andersen LLP

Washington, D.C.
May 8, 1996

      CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                         BALANCE SHEETS

                            ASSETS

                                                                    SERIES I                              SERIES II
                                                         --------------------------------      ------------------------------
                                                                As of December 31,                    As of December 31,
                                                             1995               1994               1995               1994
                                                         -----------         -----------       -----------        -----------
Investment in mortgage revenue bonds                     $30,740,285         $30,740,285       $43,793,252        $43,793,252

Cash and cash equivalents                                     58,924             103,864            88,986            101,283
Marketable securities                                      1,315,182           1,089,522         1,512,281          1,447,843
Working capital reserves invested in
  marketable securities                                    1,284,670             921,929         2,307,385          1,646,746
Receivables and other assets                                  21,958              26,918            36,996             42,872
                                                         -----------         -----------       -----------        -----------
     Total assets                                        $33,421,019         $32,882,518       $47,738,900        $47,031,996
                                                         ===========         ===========       ===========        ===========


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Distributions payable                                    $ 1,243,762         $ 1,151,631       $ 1,766,776        $ 1,635,903
Accounts payable and accrued expenses                        198,413              77,235           224,135             99,475
                                                         -----------         -----------       -----------        -----------
     Total liabilities                                     1,442,175           1,228,866         1,990,911          1,735,378
                                                         -----------         -----------       -----------        -----------

Partners' capital (deficit):
  General Partner                                           (214,083)           (217,367)         (289,808)          (294,367)
  Beneficial Assignee Certificates
    (BACs) - issued and outstanding,
    2,280,000 of Series I BACs and
    3,238,760 of Series II BACs                           32,192,927          31,871,019        46,037,797         45,590,985
                                                         -----------         -----------       -----------        -----------
     Total partners' capital                              31,978,844          31,653,652        45,747,989         45,296,618
                                                         -----------         -----------       -----------        -----------
     Total liabilities and
       partners' capital                                 $33,421,019         $32,882,518       $47,738,900        $47,031,996
                                                         ===========         ===========       ===========        ===========













                 The accompanying notes are an integral part
                       of these financial statements.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                        STATEMENTS OF OPERATIONS

                                                                                          SERIES I
                                                                      -------------------------------------------------
                                                                               For the years ended December 31,
                                                                         1995               1994               1993
                                                                      -----------        -----------       ------------
Interest from mortgage revenue bonds                                  $ 3,103,783        $ 2,829,665       $   128,000
                                                                      -----------        -----------       ------------

Income from investments in real estate:
  Rental revenues                                                              --                 --         5,612,280
  Rental expenses                                                              --                 --        (3,358,479)
  Depreciation                                                                 --                 --        (1,741,232)
                                                                      -----------        -----------       -----------
  Net rental income                                                            --                 --           512,569
                                                                      -----------        -----------       -----------
                                                                        3,103,783          2,829,665           640,569
                                                                      -----------        -----------       -----------
Other income (expenses):
  Other interest income                                                    75,750             46,713            47,738
  Merger-related expenses                                                (169,157)                --                --
  General and administrative                                             (155,396)          (169,257)         (185,885)
  Professional fees                                                       (42,264)           (48,390)          (34,063)
  AMEX Listing                                                                 --                 --           (16,978)
                                                                      -----------        -----------       -----------
                                                                         (291,067)          (170,934)         (189,188)
                                                                      -----------        -----------       -----------
Income before before cumulative effect of
  accounting change                                                     2,812,716          2,658,731           451,381

Cumulative effect of change in accounting for
  mortgage revenue bonds                                                       --         (2,475,448)               --
                                                                      -----------        -----------       -----------
  Net income                                                          $ 2,812,716        $   183,283       $   451,381
                                                                      ===========        ===========       ===========

Net income allocated to General Partner (1.01%)                       $    28,408        $     1,851       $     4,559
                                                                      ===========        ===========       ===========
Net income allocated to BAC Holders (98.99%)                          $ 2,784,308        $   181,432       $   446,822
                                                                      ===========        ===========       ===========
Per BAC data:
Income before before cumulative effect of
  accounting change                                                   $      1.22        $      1.15       $      0.20
Cumulative effect of change in accounting for
  mortgage revenue bonds                                                       --              (1.07)               --
                                                                      -----------        -----------       -----------
Net income per BAC                                                    $      1.22        $      0.08       $      0.20
                                                                      ===========        ===========       ===========
BACs outstanding                                                        2,280,000          2,280,000         2,280,000
                                                                      ===========        ===========       ===========




                The accompanying notes are an integral part
                      of these financial statements.

      CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                       STATEMENTS OF OPERATIONS

                                                                                          SERIES II
                                                                      -------------------------------------------------
                                                                               For the years ended December 31,
                                                                         1995               1994               1993
                                                                      -----------        -----------       ------------
Interest from mortgage revenue bonds                                  $ 4,276,936        $ 3,824,910       $         --
                                                                      -----------        -----------       ------------

Income from investments in real estate:
  Rental revenues                                                              --                 --         7,950,088
  Rental expenses                                                              --                 --        (4,291,557)
  Depreciation                                                                 --                 --        (2,146,661)
                                                                      -----------        -----------       -----------
  Net rental income                                                            --                 --         1,511,870
                                                                      -----------        -----------       -----------
                                                                        4,276,936          3,824,910         1,511,870
                                                                      -----------        -----------       ------------
Other income (expenses):
  Other interest income                                                   126,506             92,536            73,571
  Merger-related expenses                                                (169,462)                --                --
  General and administrative                                             (191,711)          (203,936)         (290,178)
  Professional fees                                                       (57,347)           (59,183)          (43,402)
  AMEX listing                                                                 --                 --           (21,584)
                                                                      -----------        -----------       -----------
                                                                         (292,014)          (170,583)         (281,593)
                                                                      -----------        -----------       -----------
Income before extraordinary item and cumulative
  effect of accounting change                                           3,984,922          3,654,327         1,230,277

Extraordinary item - gain on debt reduction                                    --                 --           416,432

Cumulative effect of change in accounting for
  mortgage revenue bonds                                                       --         (4,600,720)               --
                                                                      -----------        -----------       -----------
Net income (loss)                                                     $ 3,984,922        $  (946,393)      $ 1,646,709
                                                                      ===========        ===========       ===========
Net income (loss) allocated to General Partner (1.01%)                $    40,248        $    (9,559)      $    16,632
                                                                      ===========        ===========       ===========
Net income (loss) allocated to BAC Holders (98.99%)                   $ 3,944,674        $  (936,834)      $ 1,630,077
                                                                      ===========        ===========       ===========
Per BAC data:
Income before extraordinary item and cumulative
  effect of accounting change                                         $      1.22        $      1.12       $      0.37
Extraordinary gain                                                             --                 --              0.13
Cumulative effect of change in accounting for
  mortgage revenue bonds                                                       --              (1.41)               --
                                                                      -----------        -----------       -----------
    Net income (loss) per BAC                                         $      1.22        $     (0.29)      $      0.50
                                                                      ===========        ===========       ===========
BACs outstanding                                                        3,238,760          3,238,760         3,238,760
                                                                      ===========        ===========       ===========


                The accompanying notes are an integral part
                      of these financial statements.

       CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

         For the years ended December 31, 1995, 1994 and 1993


                                                                                      SERIES I
                                                                 ------------------------------------------------
                                                                  Beneficial
                                                                   Assignee
                                                                 Certificate        General
                                                                   Holders          Partner            Total
                                                                 -----------      -----------       -----------
Balance, December 31, 1992                                       $35,802,765      $  (177,251)      $35,625,514

  Net income                                                         446,822            4,559           451,381

  Distributions of $1.00 per BAC (including return
    of capital of $0.80 per BAC)                                  (2,280,000)         (23,263)       (2,303,263)
                                                                 -----------      -----------       -----------

Balance, December 31, 1993                                        33,969,587         (195,955)       33,773,632

  Net income                                                         181,432            1,851           183,283

  Distributions of $1.00 per BAC (including return
    of capital of $0.92 per BAC)                                  (2,280,000)         (23,263)       (2,303,263)
                                                                 -----------      -----------       -----------
Balance, December 31, 1994                                        31,871,019         (217,367)       31,653,652

  Net income                                                       2,784,308           28,408         2,812,716

  Distributions of $1.08 per BAC (none of which is
    return of capital)                                            (2,462,400)         (25,124)       (2,487,524)
                                                                 -----------      -----------       -----------
Balance, December 31, 1995                                       $32,192,927      $  (214,083)      $31,978,844
                                                                 ===========      ===========       ===========



















                   The accompanying notes are an integral part
                          of these financial statements.

     CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

       For the years ended December 31, 1995, 1994 and 1993


                                                                                      SERIES II
                                                                 ------------------------------------------------
                                                                  Beneficial
                                                                   Assignee
                                                                 Certificate        General
                                                                   Holders          Partner            Total
                                                                 -----------      -----------       -----------
Balance, December 31, 1992                                       $51,375,262      $  (235,349)      $51,139,913

  Net income                                                       1,630,077           16,632         1,646,709

  Distributions of $1.00 per BAC (including return
    of capital of $0.50 per BAC)                                  (3,238,760)         (33,046)       (3,271,806)
                                                                 -----------      -----------       -----------
Balance, December 31, 1993                                        49,766,579         (251,763)       49,514,816

  Net loss                                                          (936,834)          (9,559)         (946,393)

  Distributions of $1.00 per BAC (all of which is return
    of capital)                                                   (3,238,760)         (33,045)       (3,271,805)
                                                                 -----------      -----------       -----------
Balance, December 31, 1994                                        45,590,985         (294,367)       45,296,618

  Net income                                                       3,944,674           40,248         3,984,922

  Distributions of $1.08 per BAC (none of which is
    return of capital)                                            (3,497,862)         (35,689)       (3,533,551)
                                                                 -----------      -----------       -----------
Balance, December 31, 1995                                       $46,037,797      $  (289,808)      $45,747,989
                                                                 ===========      ===========       ===========




















              The accompanying notes are an integral part
                  of these financial statements.

       CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS


                                                                                               SERIES I
                                                                            ----------------------------------------------
                                                                                   For the years ended December 31,
                                                                               1995             1994               1993
                                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net income                                                                $ 2,812,716      $   183,283       $   451,381
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                     --               --         1,741,232
    Cumulative effect of accounting change                                           --        2,475,448                --
    Changes in assets and liabilities:
      Increase in restricted cash and cash equivalents                               --               --            (9,584)
      Decrease (increase) in receivables and other assets                         4,960            6,938            (2,424)
      Increase in accrued mortgage administration and
        servicing fees due to related parties                                        --               --           265,968
      Decrease in other liabilities related to
        real estate operations                                                       --               --           (96,940)
      Increase (decrease) in accounts payable and
        accrued expenses                                                        121,178           (6,922)          (12,528)
                                                                            -----------      -----------       -----------
      Net cash provided by operating activities                               2,938,854        2,658,747         2,337,105
                                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Sale of marketable securities                                               2,612,435        3,177,612         2,966,087
  Purchase of marketable securities                                          (2,838,095)      (3,111,515)       (2,883,255)
  Deposits to working capital reserves invested in
    marketable securities                                                      (362,741)        (351,266)          (79,643)
                                                                            -----------      -----------       -----------
      Net cash (used in) provided by investing activities                      (588,401)        (285,169)            3,189
                                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                           (2,395,393)      (2,303,263)       (2,309,482)
                                                                            -----------      -----------       -----------
Net (decrease) increase in cash and cash equivalents                            (44,940)          70,315            30,812

Cash and cash equivalents, beginning of year                                    103,864           33,549             2,737
                                                                            -----------      -----------       -----------
Cash and cash equivalents, end of year                                      $    58,924      $   103,864       $    33,549
                                                                            ===========      ===========       ===========












             The accompanying notes are an integral part
                  of these financial statements.

     CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                 STATEMENTS OF CASH FLOWS


                                                                                               SERIES II
                                                                            ----------------------------------------------
                                                                                   For the years ended December 31,
                                                                               1995             1994               1993
                                                                            -----------      -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                                        $ 3,984,922      $  (946,393)      $ 1,646,709
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation                                                                    --               --         2,146,661
     Cumulative effect of accounting change                                          --        4,600,720                --
     Changes in assets and liabilities:
       Increase in restricted cash and cash equivalents                              --               --          (312,337)
       Decrease (increase) in receivables and other assets                        5,876           (6,253)           68,391
       Increase in accrued mortgage administration and
         servicing fees due to related parties                                       --               --           391,297
       Decrease in other liabilities related to real
         estate operations                                                           --               --          (587,414)
       Increase (decrease) in accounts payable and accrued
         expenses                                                               124,660           (6,100)           (9,007)
                                                                            -----------      -----------       -----------
       Net cash provided by operating activities                              4,115,458        3,641,974         3,344,300
                                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Sale of marketable securities                                               7,528,134        5,874,674         6,590,743
  Purchase of marketable securities                                          (7,592,572)      (5,886,656)       (6,459,193)
  Deposits to working capital reserves invested in marketable
    securities                                                                 (660,639)        (459,714)          (75,409)
  Withdrawals from interest reserves invested in
    marketable securities                                                            --               --            16,939
  Withdrawals from working capital reserves invested in
    marketable securities                                                            --               --            19,550
                                                                            -----------      -----------       -----------
       Net cash (used in) provided by investing activities                     (725,077)        (471,696)           92,630
                                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                           (3,402,678)      (3,271,805)       (3,280,642)
                                                                            -----------      -----------       -----------
Net (decrease) increase in cash and cash equivalents                            (12,297)        (101,527)          156,288

Cash and cash equivalents, beginning of year                                    101,283          202,810            46,522
                                                                            -----------      -----------       -----------
Cash and cash equivalents, end of year                                      $    88,986      $   101,283       $   202,810
                                                                            ===========      ===========       ===========








            The accompanying notes are an integral part
                of these financial statements.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


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

     A Form S-11 Registration Statement was filed with the Securities and Exchange Commission (SEC) and became effective October 29, 1986 for a maximum offering of 12,000,000 BACs at $25 per BAC (the public offering). The Registration Statement provided, as was allowed for in the Limited Partnership Agreement, that the BACs could be issued in series at the discretion of the General Partner. On February 12, 1987, the Partnership completed offering BACs in Series I after raising $57,000,000 from the sale of 2,280,000 BACs, and on October 29, 1987, the Partnership completed offering BACs in Series II after raising $80,969,000 from the sale of 3,238,760 BACs. The public offering terminated on October 29, 1987.

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

                          NOTES TO FINANCIAL STATEMENTS

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

2.   Summary of significant accounting policies

     a.   Method of accounting
          --------------------

          The financial statements of each Series of the Partnership are prepared in accordance with generally accepted accounting principles
     (GAAP).

     b.   Use of estimates
          ----------------

          In preparing financial statements in conformity with GAAP, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c.   Investment in mortgage revenue bonds
          ------------------------------------

          Prior to January 1, 1994, investments in mortgage revenue bonds were accounted for as real estate on the earlier of the date of foreclosure, deed in lieu of foreclosure, or in-substance foreclosure, and were recorded as real estate at the lower of (a) the carrying value of the mortgage revenue bonds and related accrued interest or (b) the estimated fair value of the property, including other net assets of the property. The estimated fair values of the properties were the amounts the owners of the properties could reasonably expect to receive in an as-is sale between a willing buyer and a willing seller. The General Partner determined the estimated fair values of the properties acquired based upon information obtained from independent real estate appraisers and/or its own market analyses. To the extent fair value was less than the carrying value, direct write-downs were recorded to establish a new cost basis for these assets.

          Subsequent to recording its investments as real estate, the Partnership evaluated its recorded investment in the properties on a lower of cost or net realizable value basis, under the guidance of the American Institute of Certified Public Accountants (AICPA) Statement of Position 92-3 "Accounting for Foreclosed Assets". The Partnership's net realizable value determination took into account the Partnership's intention to hold these properties for the long term, if necessary, to recover its recorded investment. If the Partnership determined that its estimated net realizable value was less than the recorded investment in the property, an additional valuation adjustment was recorded if the decline in value was considered permanent.

          In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

     following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on consolidation of the affiliates of the Partnership formed to take title to the properties (Owner Partnerships) in accordance with the SEC rules.

          In conjunction with the review of the Partnership's 1995 financial statements by the Securities and Exchange Commission (SEC) Staff the Partnership agreed that it would account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity.
     The effect of adopting SFAS 115 on net income previously reported for 1995 and 1994 is $1,648,217 and $(830,356), respectively for Series I and $2,189,007 and $(2,321,946), respectively for Series II. Income per BAC as previously reported was $0.51 and $0.44 for 1995 and 1994, respectively for Series I and $0.55 and $0.42 for 1995 and 1994, respectively for Series II. Income(loss) per BAC as previously reported has been revised to $1.22 and $0.08 per BAC for 1995 and 1994, respectively for Series I and $1.22 and $(0.29) per BAC for 1995 and 1994, respectively for Series II. The impact on partners capital of adopting SFAS 115 for 1995 and 1994 is $817,861 and $830,356, respectively for Series I and $132,939 and $2,321,946, respectively for Series II.


          As discussed above, the Partnership accounted for its investment in mortgage revenue bonds as real estate, until January 1, 1994, when the financial statements were restated to reflect implementation of SFAS 115. Net realizable value, prior to implementation of SFAS 115, was based on holding the assets for long-term income production - as such net realizable value only considered the recovery of the Partnership's investments over time based on the properties' ability to generate sufficient cash flow to recover the Partnership's investment over the long term. Based on the SEC's requirement that the Partnership account for its mortgage revenue bonds as debt securities, the implementation of SFAS 115 has a different accounting framework for evaluating realizability. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. Since most of these bonds are in default, the Partnership has concluded that permanent impairment has occurred. As such, the amount of permanent impairment is measured by the Partnership's estimate of the mortgage revenue bonds' fair value at January 1, 1994. The Partnership has measured fair value as discussed below. This effect of adopting SFAS 115 is reflected as a cumulative effect of change in accounting for mortgage revenue bonds in the statements of operations. On an ongoing basis, the Partnership evaluates

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

     permanent impairment; however, subsequent to January 1, 1994, the Partnership did not recognize any impairment losses.

     Interest Income Recognition
     ---------------------------

          Since all of the mortgage revenue bonds, except Observatory II, are in default, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

     d.   Depreciation
          ------------

          Through December 31, 1993, depreciation of real estate was based on the estimated useful lives of the properties, which consist of 27.5 years for buildings and 7 years for personal property. The straight-line method was used for buildings, and the double declining-balance method was used for personal property.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of tax-exempt money market funds with original maturities of three months or less.

     f.   Marketable securities
          ---------------------

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

          The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. There were no net unrealized holding gains or losses recognized during 1995 and 1994 for Series I or Series II as the cost for the tax-exempt municipal bonds approximated fair value throughout 1995 and 1994.

          As of December 31, 1995, the Partnership had aggregate investments in marketable securities (including those held in working capital reserves, as discussed below) with the following maturities:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

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


     g.   Working capital reserves
          ------------------------

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

                                    SERIES I
                                    --------

          Working capital reserves were $1,284,670 and $921,929 as of December 31, 1995 and 1994, respectively. None of the distributions made to BAC Holders during 1995, 1994 and 1993 were funded from the working capital reserves. During 1995, 1994 and 1993, working capital reserves were increased by $362,741, $351,266 and $79,643, respectively, from surplus operating cash.

                                    SERIES II
                                    ---------

          Working capital reserves were $2,307,385 and $1,646,746 as of December 31, 1995 and 1994, respectively. None of the distributions made to BAC Holders during 1995, 1994 and 1993 were funded from the working capital reserves. During 1995, 1994 and 1993, $660,639, $459,714 and $55,859,

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

     respectively, were added to the working capital reserves from the interest reserves or surplus operating cash.

     h.   Interest reserves
          -----------------

          The Partnership established interest reserves for each Series which represented the General Partner's estimate of the total base interest on the mortgage revenue bonds to be deferred during the deferral period (generally the project construction period) for the loans of that Series, as defined by the respective loan agreements. The interest reserves also included debt service reserves established by the Partnership for three mortgage loans. The interest reserves have been used to supplement distributions to BAC Holders in an amount sufficient to achieve an equivalent gross base interest rate as if the full amount of base interest had been paid during the deferral period.

                                    SERIES I
                                    --------

          Interest reserves were depleted during 1990.

                                    SERIES II
                                    ---------

          Interest reserves were depleted during 1993. Of the total distributions made to BAC Holders during 1995, 1994 and 1993, $0, $0 and $16,939, respectively, were funded from the interest reserves.
     i.   Fair value of financial instruments
          -----------------------------------

          In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107). This statement requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying value of its cash and cash equivalents approximates fair value. The estimated fair value of marketable securities and working capital reserves invested in marketable securities are based on the quoted market prices of these instruments at December 31, 1995. The estimated fair value of the mortgage revenue bonds is based upon the redemption amount relating to the mortgage revenue bonds under the amended merger agreement.

          The following tables present information on the Partnership's financial instruments:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

                                    SERIES I
                                    --------

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                           000's               000's
                                     -----------------   -----------------
     Cash and cash equivalents          $        59         $        59
     Marketable securities                    1,315               1,315
     Working capital reserves
       invested in marketable
       securities                             1,285               1,285
     Mortgage revenue bonds                  30,740              30,248


                                    SERIES II
                                    ---------

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                           000's               000's
                                     -----------------   -----------------
     Cash and cash equivalents          $        89         $        89
     Marketable securities                    1,512               1,508
     Working capital reserves
       invested in marketable
       securities                             2,307               2,301
     Mortgage revenue bonds                  43,793              42,251


     j.   Statements of Cash Flows
          ------------------------

          The statements of cash flows are intended to reflect only cash receipt and cash payment activity; therefore, the statements do not reflect non-cash investing and financing activities that affect the balance sheets.

     k.   Income taxes
          ------------

          No provision has been made for federal, state or local income taxes in the financial statements for each Series of the Partnership since the General Partner and the BAC Holders are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions and credits of the Partnership. For federal income tax purposes, the Partnership's investment in mortgage revenue bonds is carried at cost in the aggregate amount of $44,155,000 for Series I and $62,608,001 for Series II as of both December 31, 1995 and 1994. Interest income from

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - continued

     the mortgage revenue bonds is exempt from regular federal income tax, as discussed in Notes 5 and 6.

     l.   Net income (loss) and distributions per BAC
          -------------------------------------------

          Net income (loss) and distributions per BAC represent 98.99% of net income and distributions declared, respectively, divided by the number of BACs outstanding during the year.

     m.   Reclassifications
          -----------------

          Certain amounts in the financial statements for the year ended December 31, 1993 and 1994 have been reclassified to conform with the 1995 presentation.

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

                                    SERIES I
                                    --------

     Expense reimbursements to an affiliate of the General Partner for 1995, 1994 and 1993 were $113,124, $118,266 and $108,374, respectively, and are included in general and administrative expense and merger-related expenses in the statements of operations.

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

     The following unpaid fees were due to CRI/CRICO Mortgage and CRIIMI from the borrowers as of December 31, 1995 and 1994:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

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

     In connection with the amended merger agreement entered into by the Partnership, as discussed in Note 7, unpaid fees accrued through June 30, 1995 will be purchased by Capital Apartment Properties, Inc. (CAPREIT) from CRI for the discounted amount of $511,680, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees accrued from July 1, 1995 through June 30, 1996 will be purchased by CAPREIT from CRIIMI for $265,968, which represents 100% of the accrued fees which are expected to be owed to CRIIMI for that period. The proposed purchase price for CRIIMI's portion remains in effect until June 30, 1996. If the proposed merger is not consummated by such date, the purchase price of CRIIMI's portion of the accrued servicing fees will be adjusted upward at a rate of $22,164 per month.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

3.   Related-party transactions - continued

Management fees of $209,057 were paid or accrued during 1993. The amount paid under each management contract represented a base fee equal to 3.75% of total gross revenues of the property, plus an additional incentive fee of 0.50% payable only if certain performance standards were met.

     On February 1, 1994, CRICO and CRICO Minnesota contributed their property management contracts and personnel to CAPREIT Residential Corporation (Residential). Residential was formed by CRI, but on February 1, 1994, Residential was sold to A.P. CAPREIT Limited Partnership, which is not currently owned or controlled by CRI and/or its affiliates, although CRI and several affiliates held up to an aggregate 22% residual profit interest until June 30, 1995, when the interests were redeemed. This change did not result in any increase in property management fees.

     Owner Partnerships formed to take title to properties, subject to the existing indebtedness, are structured as limited partnerships. The Owner Partnerships and the managing general partner of the General Partner have primarily common ownership and are under common control. The Owner Partnerships, rather than the Partnership, became holders of title to the properties in an effort to maintain the tax-exempt nature of interest on the mortgage revenue bonds and to hold the properties until their ultimate disposition. No compensation or fees were paid by the Partnership to the Owner Partnerships or their principals in connection with the transfers of ownership.

     In connection with the amended merger agreement, each of the Owner Partnerships has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships.

                                    SERIES II
                                    ---------

     Expense reimbursements to an affiliate of the General Partner for 1995, 1994 and 1993 were $131,437, $134,468 and $130,050, respectively, and are included in general and administrative expense and merger-related expenses in the statement of operations.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

3.   Related-party transactions - continued

administration and servicing are being performed by CRIIMI and mortgage administration and servicing fees are payable to that entity. This merger did not result in any increase in fees or changes in the amount of fees which are currently payable.

     The following unpaid fees were due CRI/CRICO Mortgage and CRIIMI from the borrowers as of December 31, 1995 and 1994:

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

     In connection with the amended merger agreement entered into by the Partnership, as discussed in Note 7, the unpaid fees accrued through June 30, 1995 will be purchased from CRI for the discounted amount of $770,835, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees accrued from July 1, 1995 through June 30, 1996 will be purchased by CAPREIT from CRIIMI for $391,296, which represents 100% of the accrued fees which are expected to be owed to CRIIMI for that period. The proposed purchase price for CRIIMI's portion remains in effect until June 30, 1996. If the proposed merger is not consummated by such date, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $32,608 per month.

     CRICO Management Corporation (CRICO), an affiliate of the General Partner, assumed property management responsibilities for Trailway Pond II on January 1, 1992 and for Ethan's Ridge and Ethan's Glen IIB on June 1, 1992. Effective August 1, 1992, CRICO transferred its property management responsibilities for these properties to CRICO Management of Minnesota, another affiliate of the General Partner. CRICO Management Northwest, Inc., another affiliate of the General Partner, assumed management responsibilities for James Street Crossing effective May 1, 1993. Management fees of $15,446 were paid or accrued to these affiliates of the General Partner by the properties for the month ended January 31, 1994. In addition, 1993 incentive management fees of $8,927 and $1,356 relating to Ethan's Ridge and Ethan's Glen IIB, respectively, were paid to CRICO Minnesota in December 1994. Management fees of $173,849 were paid or accrued during 1993. The amount paid under each management contract represented a base fee equal to 3.75% of total gross revenues of the property, plus an additional incentive fee of 0.50% payable only if certain performance standards were met.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

3.   Related-party transactions - continued

     On February 1, 1994, CRICO and CRICO Minnesota contributed their property management contracts and personnel to CAPREIT Residential Corporation (Residential). Residential was formed by CRI, but on February 1, 1994, Residential was sold to A.P. CAPREIT Limited Partnership, which is not currently owned or controlled by CRI and/or its affiliates, although CRI and several affiliates held up to an aggregate 22% residual profit interest until June 30, 1995, when the interests were redeemed. This change did not result in any increase in property management fees.

     Owner Partnerships formed to take title to properties, subject to existing indebtedness, are structured as limited partnerships. The Owner Partnerships and the managing general partner of the General Partner have primarily common ownership (except for Ethan's Ridge and Ethan's Glen IIB prior to March 14, 1996, as discussed below) and are under common control. The Owner Partnerships, rather than the Partnership, became holders of title to the properties in an effort to maintain the tax-exempt nature of interest on the mortgage revenue bonds and to hold the properties until their ultimate disposition. No compensation or fees were paid by the Partnership to the Owner Partnerships in connection with the transfers of ownership.

     In connection with the amended merger agreement, each of the Owner Partnerships has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - continued

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

     Gains arising from a sale of a mortgaged property or repayment of a mortgage loan will be allocated to the General Partner and BAC Holders as follows: first, in proportion to the negative balances in their capital accounts, if any, to bring such negative balances in their capital accounts to zero; and second, in proportion to their share of residual proceeds from steps
(5) and (7) as described above. Losses from such a sale or repayment will be allocated to the General Partner and BAC Holders as follows: first, in an amount equal to the amount by which the total of all capital accounts exceeds the total capital contributions in the ratio that each Partner's and BAC Holder's excess balance bears to the aggregate excess balances; second, to the

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - continued

General Partner and BAC Holders until their capital accounts are reduced to zero; and third, any remaining losses 1.01% to the General Partner and 98.99% to the BAC Holders. No proceeds were received in connection with any transfer of properties to Owner Partnerships.

     The Partnership expects to continue to make distributions to BAC Holders on a semi-annual basis. The amended merger agreement stipulates that 1996 distributions cannot exceed $0.09417 and $0.09667 per BAC per month for Series I and Series II, respectively. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions other than as set forth in the amended merger agreement. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II in Series I), therefore, the distribution to BAC Holders may fluctuate from current levels. The General Partner seeks to optimize cash flow from the properties owned by Owner Partnerships. Despite these efforts, the amounts paid to the Partnership from the borrowers may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables.

     The following distributions were paid or accrued to BAC Holders of record during 1995, 1994 and 1993:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - continued

                                                              SERIES I
                                                              --------


                                       1995                          1994                         1993
                                  Distributions to              Distributions to             Distributions to
                                     BAC Holders                   BAC Holders                  BAC Holders
                              ------------------------      ------------------------     ------------------------
Six-Month Period Ended           Total         Per BAC         Total         Per BAC        Total         Per BAC
- - ----------------------        -----------      -------      -----------      -------     -----------      -------
June 30                       $ 1,231,200      $  0.54      $ 1,140,000      $  0.50     $ 1,140,000      $  0.50
December 31                     1,231,200         0.54        1,140,000         0.50       1,140,000         0.50
                              -----------      -------      -----------      -------     -----------      -------
     Total                    $ 2,462,400      $  1.08      $ 2,280,000      $  1.00     $ 2,280,000      $  1.00
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
                                                       ============       ============     ============

(1) Defined in the Limited Partnership Agreement as (a) all revenues received by the Partnership during such period, plus (b) any amounts which the Managing General Partner releases from the Working Capital Reserve as being no longer necessary to hold as part of the Working Capital Reserve, plus
     (c) any amounts released to the Partnership from the Interest Reserve Account with respect to a mortgaged property after completion of construction of such mortgaged property, less (i) operating expenses of the Partnership paid from reserves during the period, including any expenses paid to the General Partner, but not including such amounts paid from the Working Capital Reserve, (ii) all cash payments made from revenues during such period to discharge Partnership indebtedness, and (iii) all amounts from revenues, if any, added to the Working Capital Reserve during such

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - continued

     period. Cash flow as defined in the Limited Partnership Agreement is not to be construed as an alternative to operating income in accordance with GAAP as an indication of the Partnership's operating performance.

     Although distributions are paid on a semi-annual basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $858,808 or $0.37667 per BAC were declared payable for the four months ending April 30, 1996 to BAC Holders of record as of the last day of each month.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - continued

                                                              SERIES II
                                                              ---------

                                       1995                          1994                         1993
                                  Distributions to              Distributions to             Distributions to
                                     BAC Holders                   BAC Holders                  BAC Holders
                              ------------------------      ------------------------     ------------------------
Six-Month Period Ended           Total         Per BAC         Total         Per BAC        Total         Per BAC
- - ----------------------        -----------      -------      -----------      -------     -----------      -------
June 30                       $ 1,748,930      $  0.54      $ 1,619,380      $  0.50     $ 1,619,380      $  0.50
December 31                     1,748,932         0.54        1,619,380         0.50       1,619,380         0.50
                              -----------      -------      -----------      -------     -----------      -------
          Total               $ 3,497,862      $  1.08      $ 3,238,760      $  1.00     $ 3,238,760      $  1.00
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
                                                       ============       ============     ============

(1) Defined in the Limited Partnership Agreement as (a) all revenues received by the Partnership during such period, plus (b) any amounts which the Managing General Partner releases from the Working Capital Reserve as being no longer necessary to hold as part of the Working Capital Reserve, plus
     (c) any amounts released to the Partnership from the Interest Reserve Account with respect to a mortgaged property after completion of construction of such mortgaged property, less (i) operating expenses of the Partnership paid from reserves during the period, including any expenses paid to the General Partner, but not including such amounts paid from the Working Capital Reserve, (ii) all cash payments made from revenues during such period to discharge Partnership indebtedness, and (iii) all amounts

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - continued

     from revenues, if any, added to the Working Capital Reserve during such period. Cash flow as defined in the Limited Partnership Agreement is not to be construed as an alternative to operating income in accordance with GAAP as an indication of the Partnership's operating performance.

     Although distributions are paid on a semi-annual basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $1,252,331 or $0.38667 per BAC were declared payable for the four months ending April 30, 1996 to BAC Holders of record as of the last day of each month.

5.   Investment in Mortgage Revenue Bonds

Description of the portfolios
- - -----------------------------

     The Partnership acquired a portfolio of ten tax-exempt mortgage revenue bonds issued by various state and local governments or their agencies or authorities. The proceeds from the mortgage revenue bonds were used by the issuers to make nonrecourse participating mortgage loans to finance construction and ownership of multifamily residential developments (the Observatory II loan in Series I no longer has a participation feature, as discussed previously).
The mortgage revenue bond with respect to each mortgaged property is payable only from payments made on the corresponding mortgage loan. None of the mortgage revenue bonds constitutes a general obligation of any state or local government agency or authority and no such government agency or authority is liable for the mortgage revenue bonds.

     A description of the mortgage revenue bonds held by the Partnership is as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

                                                              SERIES I
                                                              --------

                                                  Loan                           Loan          Carrying
 Mortgaged Property             No. of        Origination      Face Amount     Maturity          Value
 Name and Location           Rental Units         Date           (000's)         Date           (000's)
- - --------------------         ------------     ------------     -----------     ---------      -----------
OBSERVATORY II
  BURNSVILLE, MN                   75             3/31/92        $ 1,600         2/11/98        $ 1,600
ROYAL OAKS
  EAGAN, MN                       231            12/05/86         12,580         2/22/98          8,019
TRAILWAY POND
  BURNSVILLE, MN                   75             8/07/87          4,675         5/01/99          2,717
VALLEY CREEK
  WOODBURY, MN                    225             3/23/87         12,815         2/01/99          9,487
WHITE BEAR WOODS
  WHITE BEAR LAKE, MN             225             3/31/87         12,485         1/31/99          8,917
                                  ---                            -------                        -------
                                  831                            $44,155                        $30,740
                                  ===                            =======                        =======

                                                              SERIES II
                                                              ---------


                                                  Loan                           Loan          Carrying
 Mortgaged Property             No. of        Origination      Face Amount     Maturity          Value
 Name and Location           Rental Units         Date           (000's)         Date           (000's)
- - --------------------         ------------     ------------     -----------     --------       -----------
ETHAN'S RIDGE AND
  ETHAN'S GLEN IIB                                5/29/87         $15,500       4/01/98         $12,612
  KANSAS CITY, MO                 364            10/26/88           2,300      12/15/99
FOUNTAIN PLACE
  EDEN PRAIRIE, MN                332            12/23/87          20,900       7/01/99          13,643
JAMES STREET CROSSING
  KENT, WA                        300             3/31/88          13,878      12/31/99          11,703
TRAILWAY POND II
  BURNSVILLE, MN                  165             8/07/87          10,030       5/01/99           5,835
                                -----                             -------                       -------
                                1,161                             $62,608                       $43,793
                                =====                             =======                       =======


Collateral
- - ----------

     The mortgage revenue bonds are secured by mortgage loans which are collateralized by first mortgages on the properties and by assignments of existing and future rents and security agreements with respect to personal

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

property evidenced by the filing of Uniform Commercial Code (UCC) financing statements. Additionally, the Partnership required the borrowers to establish operating reserves, tax and insurance escrows, replacement reserves and debt service reserves and provide operating deficit guarantees. As a result of various circumstances, including, but not limited to, slow rent-up of the properties, unstable operations and depletion of the properties' operating and debt service reserves, Owner Partnerships had received the title to nine of the ten properties as of December 31, 1995 through deeds in lieu of foreclosure and one property via foreclosure (Observatory II, which was ultimately sold to an independent purchaser subject to a modified mortgage held by the Partnership.)

                                    SERIES I
                                    --------

     The five original Series I mortgage loans securing the mortgage revenue bonds, with a current aggregate principal amount of $44,155,000, went into default, resulting in title transfer by actual foreclosures or deeds in lieu of foreclosure to Owner Partnerships subject to the existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the
Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from certain bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Observatory II, Royal Oaks, Trailway Pond and Valley Creek transfers.

     In April 1991, the U.S. Supreme Court decided a case, Cottage Savings Association V. Commissioner (Cottage Savings) that could be interpreted to impact then existing authority addressing the modification of debt instruments. In response to this decision in December 1992 the Internal Revenue Service issued Proposed Regulation Section 1.1001-3 which specifically address the tax consequences of modifications of debt instruments. Among other things, these proposed regulations, if they become effective in their current form, would provide that certain modifications of the current interest payments or maturity date of a debt instrument will be treated as a taxable exchange of the original instrument for the modified debt instrument. As a result of this treatment, modifications of the mortgage loans which secure the mortgage revenue bonds could be treated as a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. Any reissuance without the cooperation of the mortgage revenue bond issuers would result in the loss of the tax-exempt status of the mortgage revenue bonds. Such issuers might cooperate and consent to the reissuance; however, there can be no assurance that such issuers would do so or would not impose additional requirements that would have an adverse impact on the properties.

     Even if issuer consent were obtained, if the modifications are considered material, the debt would have to be re-examined to determine whether it would still be considered debt for tax purposes. This could result in a write-down of principal, would most likely result in a write-off of all accrued and unpaid past due interest and could change the contingent interest feature of the existing mortgage loans. The write down of principal and unpaid interest would

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

not be recoverable upon ultimate disposition or payoff of the mortgage revenue bond and would instead accrue to the benefit of the Owner Partnership to the extent realized.

     Proposed Regulation Section 1.001-3 will become effective only with respect to modifications made on or after the date that is 30 days after the publication of final regulations in the Federal Register. It is uncertain at this time when this proposed regulation will be finalized and whether it will be finalized in its current form. It is also unclear at this time what effect the Cottage Savings decision may have on modifications that have been made to mortgage loans which secure the mortgage revenue bonds or on modifications that might be appropriate in the future. The General Partner believes that the modifications which have been made were consistent with the relevant tax authority which existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, these can be no assurance as to the tax-exempt status of the mortgage revenue bonds.

     The General Partner's ongoing strategy has been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, discussed in Note 7, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval of the extension of certain loan maturity dates and, if approved, arrange for related amendments to the pertinent mortgage revenue bonds, as needed.

     In conjunction with the transfer of the Royal Oaks deed to an Owner Partnership, the Royal Oaks mortgage revenue bond was modified. The Part-nership, based on information and advice from outside counsel, believes that the modification does not adversely affect the tax-exempt nature of the Royal Oaks bond interest. The modification complied with IRS guidelines in effect at that time. The IRS has since issued proposed regulations which could be interpreted as adversely affecting the tax-exempt nature of the modified mortgage revenue bond. However, the IRS has stated that the regulations will apply only to modifications made on or after 30 days from the final publication of the regulations in the Federal Register. As of April 23, 1996, the regulations have not been finalized and no changes to these positions have been announced by the IRS. The Partnership believes the interest on the Royal Oaks bond should continue to be tax-exempt. However, there can be no assurance that interest from the Royal Oaks bond will remain tax-exempt.

                                    SERIES II
                                    ---------

     The five original Series II mortgage loans securing the mortgage revenue bonds with an aggregate principal amount of $62,608,001 went into default, resulting in deeds in lieu of foreclosure, subject to the existing indebtedness, to Ownership Partnerships. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Code (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from certain bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

of the Code (which also could have caused the bonds to lose their tax exempt status.) The bond counsel opinions were obtained in connection with the Ethan's Ridge and Ethan's Glen IIB, Fountain Place and Trailway Pond II transfers.

     In April 1991, the U.S. Supreme Court decided a case, Cottage Savings Association V. Commissioner (Cottage Savings) that could be interpreted to impact then existing authority addressing the modification of debt instruments. In response to this decision in December 1992 the Internal Revenue Service issued Proposed Regulation Section 1.1001-3 which specifically address the tax consequences of modifications of debt instruments. Among other things, these proposed regulations, if they become effective in their current form, would provide that certain modifications of the current interest payments or maturity date of a debt instrument will be treated as a taxable exchange of the original instrument for the modified debt instrument. As a result of this treatment, modifications of the mortgage loans which secure the mortgage revenue bonds could be treated as a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. Any reissuance without the cooperation of the mortgage revenue bond issuers would result in the loss of the tax-exempt status of the mortgage revenue bonds. Such issuers might cooperate and consent to the reissuance; however, there can be no assurance that such issuers would do so or would not impose additional requirements that would have an adverse impact on the properties.

     Even if issuer consent were obtained, if the modifications are considered material, the debt would have to be re-examined to determine whether it would still be considered debt for tax purposes. This could result in a write-down of principal, would most likely result in a write-off of all accrued and unpaid past due interest and could change the contingent interest feature of the existing mortgage loans. The write down of principal and unpaid interest would not be recoverable upon ultimate disposition or payoff of the mortgage revenue bond and would instead accrue to the benefit of the Owner Partnership to the extent realized.

     Proposed Regulation Section 1.001-3 will become effective only with respect to modifications made on or after the date that is 30 days after the publication of final regulations in the Federal Register. It is uncertain at this time when this proposed regulation will be finalized and whether it will be finalized in its current form. It is also unclear at this time what effect the Cottage Savings decision may have on modifications that have been made to mortgage loans which secure the mortgage revenue bonds or on modifications that might be appropriate in the future. The General Partner believes that the modifications which have been made were consistent with the relevant tax authority which existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, these can be no assurance as to the tax-exempt status of the mortgage revenue bonds.

     The General Partner's ongoing strategy has been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, discussed in Note 7, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

Interest
- - --------

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

     Contingent interest will be equal to the sum of (i) 100% of the project cash flow for each year up to an amount which provides the Partnership a noncompounded interest rate between 1.5% and 2.0% over the base mortgage interest rate in effect, and (ii) 50% to 60% of remaining cash flow (subject to certain priority payments) to provide the Partnership a total return of 16% per annum. Contingent interest is payable quarterly on an estimated basis, in arrears, but only to the extent of available net cash flow, if any. Contingent interest is recognized as revenue when collected. No contingent interest was received or accrued by either Series I or Series II during these years. Contingent interest due for Series I as of December 31, 1995, 1994 and 1993 amounted to $20,083,162, $17,441,428 and $14,799,693, respectively. Contingent interest due for Series II as of December 31, 1995, 1994 and 1993 amounted to $27,897,543, $23,723,272 and $19,548,999, respectively.

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

     Presented below is a summary of base interest payments for the years ended December 31, 1995, 1994 and 1993 that are due to the Partnership from the borrowers:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

                                                              SERIES I
                                                              --------

                                           For the year ended December 31, 1995
                              ---------------------------------------------------------------
                                                 Base Interest                    Cumulative
                                                   Paid From      Current Base      Unpaid
                               Current Base       Properties'       Interest       Full Base
                              Interest Due(1)     Operations        Not Paid        Interest
                              ---------------    -------------    ------------    -----------
    Observatory II              $   128,000       $   128,000      $       --     $        --
    Royal Oaks                    1,069,296           838,525         230,771       1,593,244
    Trailway Pond                   460,488           244,848         215,640         852,472
    Valley Creek                  1,326,353           944,479         381,874       2,751,181
    White Bear Woods              1,310,925           947,931         362,994       2,000,751
                                -----------       -----------      ----------     -----------
                                $ 4,295,062       $ 3,103,783      $1,191,279     $ 7,197,648
                                ===========       ===========      ==========     ===========


                                           For the year ended December 31, 1994
                              ---------------------------------------------------------------
                                                 Base Interest                    Cumulative
                                                   Paid From      Current Base      Unpaid
                               Current Base       Properties'       Interest       Full Base
                              Interest Due(1)     Operations        Not Paid        Interest
                              ---------------    -------------    ------------    -----------
    Observatory II              $   128,000       $   128,000      $       --     $        --
    Royal Oaks                    1,069,296           754,518         314,778       1,362,473
    Trailway Pond                   460,488           252,168         208,320         636,832
    Valley Creek                  1,326,353           821,503         504,850       2,369,307
    White Bear Woods              1,310,925           873,476         437,449       1,637,757
                                -----------       -----------      ----------     -----------
                                $ 4,295,062       $ 2,829,665      $1,465,397     $ 6,006,369
                                ===========       ===========      ==========     ===========

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued


                                           For the year ended December 31, 1993
                              ---------------------------------------------------------------
                                                 Base Interest                    Cumulative
                                                   Paid From      Current Base      Unpaid
                               Current Base       Properties'       Interest       Full Base
                              Interest Due(1)     Operations        Not Paid        Interest
                              ---------------    -------------    ------------    -----------
    Observatory II              $   128,000       $   128,000      $       --     $        --
    Royal Oaks                    1,069,296           679,224         390,072       1,047,695
    Trailway Pond                   460,488           210,360         250,128         428,512
    Valley Creek                  1,326,353           728,818         597,535       1,864,457
    White Bear Woods              1,310,925           791,512         519,413       1,200,308
                                -----------       -----------      ----------     -----------
                                $ 4,295,062       $ 2,537,914      $1,757,148     $ 4,540,972
                                ===========       ===========      ==========     ===========

     (1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $783,685, $584,856 and $370,558 for 1995,
          1994 and 1993, respectively.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

                                                              SERIES II
                                                              ---------

                                                      For the year ended December 31, 1995
                              ---------------------------------------------------------------------------------
                                                 Base Interest    Base Interest   Cumulative
                                                   Paid From        Paid From     Current Base  Unpaid
                               Current Base       Properties'     Non-Operating     Interest   Full Base
                              Interest Due(1)    Operations(3)      Sources(2)      Not Paid  Interest
                              ---------------    -------------    -------------   -----------------------
    Ethan's Ridge and
      Ethan's Glen IIB          $ 1,518,750       $ 1,215,081      $        --     $  303,669$ 2,002,193
    Fountain Place                1,985,500         1,416,369               --        569,131  5,063,498
    James Street
      Crossing                    1,335,758         1,070,316               --        265,442  1,695,171
    Trailway Pond II              1,003,000           575,170               --        427,830  2,568,706
                                -----------       -----------      -----------     ---------------------
                                $ 5,843,008       $ 4,276,936      $        --     $1,566,072$11,329,568
                                ===========       ===========      ===========     =====================


                                                      For the year ended December 31, 1994
                              ---------------------------------------------------------------------------------
                                                 Base Interest    Base Interest   Cumulative
                                                   Paid From        Paid From     Current Base  Unpaid
                               Current Base       Properties'     Non-Operating     Interest   Full Base
                              Interest Due(1)     Operations        Sources(2)      Not Paid  Interest
                              ---------------    -------------    -------------   -----------------------
    Ethan's Ridge and
      Ethan's Glen IIB          $ 1,518,750       $ 1,185,957      $    27,500     $   305,293$ 1,698,524
    Fountain Place                1,985,500         1,271,575               --         713,925  4,494,367
    James Street
      Crossing                    1,335,758           879,491               --         456,267  1,429,729
    Trailway Pond II              1,003,000           460,387               --         542,613  2,140,876
                                -----------       -----------      -----------     ----------------------
                                $ 5,843,008       $ 3,797,410      $    27,500     $ 2,018,098$ 9,763,496
                                ===========       ===========      ===========     ======================

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued


                                                      For the year ended December 31, 1993
                              ---------------------------------------------------------------------------------
                                                 Base Interest    Base Interest   Cumulative
                                                   Paid From        Paid From     Current Base  Unpaid
                               Current Base       Properties'     Non-Operating     Interest   Full Base
                              Interest Due(1)     Operations        Sources(2)      Not Paid  Interest
                              ---------------    -------------    -------------   -----------------------
    Ethan's Ridge and
      Ethan's Glen IIB          $ 1,518,750       $ 1,051,763      $        --    $   466,987$ 1,393,231
    Fountain Place                1,985,500         1,343,102               --        642,398  3,780,442
    James Street
      Crossing                    1,335,758           767,321           23,288        545,149    973,462
    Trailway Pond II              1,003,000           449,564               --        553,436  1,598,263
                                -----------       -----------      -----------    ----------------------
                                $ 5,843,008       $ 3,611,750      $    23,288    $ 2,207,970$ 7,745,398
                                ===========       ===========      ===========    ======================

(1) The Partnership charges the borrowers interest on unpaid base interest, which, not including current base interest due, totaled $1,197,825, $932,242 and $582,804 for 1995, 1994 and 1993, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or from the general partners of the borrowers.
(3) Excludes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Ridge and Ethan's Glen IIB, Fountain Place and James Street Crossing totalled $107,000, $25,700 and $7,800, respectively.

Terms
- - -----

     In general, the terms of the mortgage loans extend for 10 years after the completion of construction. The corresponding bonds contain provisions requiring payment or redemption of the bonds upon maturity of the related loan. The Partnership may seek authority from investors and the issuers of the mortgage revenue bonds to hold the mortgage loans with respect to the mortgaged properties through longer periods within the mortgage revenue bond terms, as described above, if necessary, in an effort to maximize overall yields and residual proceeds upon the sale or refinancing of the underlying properties. There can be no assurance that the investors or the issuers will consent to such extensions.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

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

6.   Income taxes

     For income tax purposes, base interest income is accrued when earned. The accrual of base interest is discontinued when, at the time of accrual, ultimate collectibility of the base interest due is considered unlikely. Once a loan has been placed in a non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the uncertainty of collection of unpaid base interest is eliminated. All loans except Observatory II were on non-accrual status throughout 1995, 1994 and 1993; therefore, for income tax purposes, income was recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. No contingent interest was recognized for the years ended December 31, 1995, 1994 or 1993.

     For federal income tax purposes, the investments in all of the mortgage revenue bonds are treated as loans, interest on which is exempt from regular federal income tax. A reconciliation of the primary differences between the financial statement net income (loss) and municipal income for tax purposes is as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

6.   Income taxes - continued

                                                              SERIES I
                                                              --------


                                                                          For the years ended
                                                                               December 31,
                                                            -----------------------------------------------
                                                                1995              1994             1993
                                                            ------------      ------------     ------------
Financial statement net income                              $  2,812,716      $     183,283    $    451,381

  Municipal interest income not recognized (1)                        --                --        2,444,174
  Rental income, net (2)                                              --                --         (512,569)
  Expenses not allowed for tax purposes                              757             2,703              633
  Adjustment for timing of municipal income recognition           37,550            (4,202)              --
  Cumulative effect of accounting change                              --         2,475,448               --
                                                            ------------      ------------     ------------
Municipal income, net for tax purposes                      $  2,851,023      $  2,657,232     $  2,383,619
                                                            ============      ============     ============
Municipal income per BAC outstanding                        $       1.24      $       1.15     $       1.03
                                                            ============      ============     ============


(1) Represents the adjustment for interest income received or receivable during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net income from investments accounted for as real estate.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

6.   Income taxes - continued

                                                              SERIES II
                                                              ---------

                                                                           For the years ended
                                                                               December 31,
                                                            -----------------------------------------------
                                                                1995              1994             1993
                                                            ------------      ------------     ------------
Financial statement net income (loss)                       $  3,984,922      $   (946,393)    $  1,646,709

  Municipal interest income not recognized (1)                                                    3,657,305
  Rental income, net (2)                                              --                --       (1,511,870)
  Expenses not allowed for tax purposes                            1,279             3,401              863
  Adjustment for timing of municipal income recognition          209,264            77,192               --
  Cumulative effect of accounting change                              --         4,600,720         (416,432)
                                                            ------------      ------------     ------------
Municipal income, net for tax purposes                      $  4,195,465      $  3,734,920     $  3,376,575
                                                            ============      ============     ============
Municipal income per BAC outstanding                        $       1.28      $       1.14     $       1.03
                                                            ============      ============     ============

(1) Represents the adjustment for interest income received during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net income from investments accounted for as real estate.

7.   Merger Proposal

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of CAPREIT, a private real estate investment trust. An affiliate of CAPREIT is the property manager for four of the five properties securing the bonds held by Series I, and all five properties securing the bonds in Series II. All nine properties managed by an affiliate of CAPREIT are presently in default with respect to their mortgage loans held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in both Series I and Series II will be redeemed for cash and the interests represented by such BACs will be canceled. On January 31, 1996, the agreement for the proposed merger was modified for the first time to improve the terms of the original proposal. Under the original proposal, the redemption amount per BAC was to be $13.761 and $13.313 for Series I and Series II, respectively. Under the first modified agreement, the redemption amount per BAC for Series I was to be $14.4096, subject to adjustment but not less than $14.2713 or greater than $14.5479. The modified redemption amount per BAC for Series II was to be $14.1597, subject to adjustment but not less than $14.0152 or greater than $14.3042. On March 14, 1996, the merger agreement was modified for the second time to round the expected redemption amount per BAC for Series I from $14.4096 to $14.41. The redemption amount per BAC for Series I is subject to adjustment for available cash as defined in the amended merger agreement, but not less than $14.27 or greater than $14.55. The merger agreement was also modified to improve the redemption amount per BAC for Series II from $14.1597 to $14.24, subject to adjustment for available cash, but not less than $14.10 or greater than $14.38. In addition, the redemption amounts for Series I and Series II

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

7.   Merger Proposal - Continued

will be reduced by the amount of court approved legal fees and expenses awarded to counsel of the plaintiffs in the putative class action suits naming the Partnership and others, as described below. Such legal fees and expenses are not expected to exceed $0.16 and $0.20 per BAC for Series I and Series II, respectively.

     The BAC Holders will also vote upon the removal of the Partnership's General Partner immediately prior to consummation of the proposed merger and the election in its stead of a newly-formed wholly-owned subsidiary of CAPREIT. CAPREIT has agreed to pay the General Partner $500,000 in consideration for its 1.01% general partner interest in the Partnership.

     CAPREIT and/or its designee will also acquire accounts receivables held by CRI and CRIIMI, for the accrued mortgage servicing and administration fees on certain property mortgage loans of both Series I and Series II. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $511,680 and $770,835 to CRI for the fees of Series I and Series II, respectively, accrued through June 30, 1996.
The amounts to be paid to CRI represent approximately 42% of the total accrued fees owed to CRI. Also, CAPREIT will pay $265,968 and $391,296 to CRIIMI for the fees of Series I and Series II, respectively, accrued from July 1, 1995 through June 30, 1996 which represents 100% of the fees which are expected to be owed to CRIIMI for that period. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $22,164 and $32,608 per month for Series I and Series II, respectively.

     Each of the Owner Partnerships has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnership. This feature is required by CAPREIT as a condition of their merger.

     Consummation of the merger is contingent upon the approval of a majority of combined Series I and Series II BAC Holders, voting together as one class. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. Favorable opinions from an independent investment banking firm were issued on March 14, 1996. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is received by the SEC. A preliminary proxy statement was filed with the SEC on March 18, 1996. The definitive proxy materials include a full description of the proposed merger and the independent fairness opinion.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


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

     In accordance with the Memorandum, the agreements for the proposed merger were amended to provide for the revised merger terms, as previously discussed above. Pursuant to the Memorandum, the plaintiffs' counsel will be entitled to apply to the Chancery Court for an award of reasonable attorneys' fees and expenses. Such expenses are not expected to exceed $0.16 and $0.20 per BAC for Series I and Series II, respectively. These fees will reduce the redemption amounts to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees.

     Counsel for the plaintiffs have reviewed certain documents relating to the proposed mergers, and will have the opportunity to review and take depositions of representatives of the General Partner and CAPREIT. After such review, counsel for the plaintiffs shall have the right to terminate the settlement

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


8.   Litigation - Continued

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. Mr. Schwartzberg is a former shareholder and executive officer of CRI who decided to leave the company as of January 1, 1990. In connection with his departure, he relinquished his general partner duties for all CRI-sponsored partnerships, including those of the General Partner. On March 28, 1996, Mr. Schwartzberg filed a preliminary proxy statement with the SEC opposing the proposed merger.

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

     On February 12, 1996, the County Circuit Court issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 15, 1996, Mr. Schwartzberg filed suit in the Chancery Court against the General Partner and CRITEF III Associates Limited Partnership (No. 14837). He alleges that he has made demands upon the General Partner and CRITEF III Associates Limited Partnership, in his capacity as a general and limited partner of the General Partner and as a limited partner of CRITEF III Associates

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


8.   Litigation - Continued

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

     On March 18, 1996, the District Court issued its Opinion enjoining Mr. Schwartzberg from (1) making any further solicitation of BAC Holders without complying with the provisions of Regulation 14A under the Securities Exchange Act of 1934, and (2) committing any violation of Rule 14a-9 (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships. The injunction was based on the District Court's findings of fact and conclusions of law, in which it stated that the Plaintiffs (including the Partnership) have established a strong likelihood of success on their claim that the press releases constitute a proxy solicitation in violation of securities laws and that the Plaintiffs are likely to establish that Mr. Schwartzberg acted with the requisite culpability with respect to at least some of the false statements made in his press releases. Also on March 18, 1996, Mr. Schwartzberg filed his answer to the complaint in the New York Action, coupled with counterclaims against the General Partner alleging that three press releases issued by the General Partner of the Partnership constituted solicitations in violation of the same provisions of the Securities Exchange Act and that they were false and misleading. The counter-defendants deny the allegations. The counterclaims sought a temporary restraining order against the General Partners regarding further alleged solicitations and false and misleading statements.
The District Court denied the injunction request by order on April 23, 1996. On April 16, 1996, Mr. Schwartzberg also filed a Notice of Appeal with respect to the injunction against him with the U. S. Court of Appeals for the Second Circuit.

     The Partnership Agreement provides for the indemnification of the General Partners and its affiliates for acts or omissions by the General Partner in good

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


8.   Litigation - Continued

faith and in the best interest of the Partnership. Such indemnification does not extend to a finding of liability for conduct which constitutes fraud, bad faith, misconduct, breach of fiduciary duties, or violation of state or federal securities laws. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the New York Action, but the General Partners do not anticipate that the litigation will have a material adverse affect on the Partnership.

9.   Summary of Quarterly Results of Operations (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995, 1994 and 1993:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


9.   Summary of Quarterly Results of Operations (Unaudited) - Continued

                                                              SERIES I
                                                              --------

                                                                                      1995
                                                                                  Quarter Ended
                                                              March 31       June 30       September 30    December 31
                                                            ------------   ------------    ------------    ------------
Income (principally interest from mortgage
  revenue bonds)                                            $   805,519    $   679,950     $   815,140     $   878,924
Net income                                                      743,533        629,658         627,707         811,818
Net income per BAC                                                 0.32           0.28            0.27            0.35



                                                                                      1994
                                                                                  Quarter Ended
                                                              March 31       June 30       September 30    December 31
                                                            ------------   ------------    ------------    ------------
Income (principally interest from mortgage
  revenue bonds)                                            $   604,146    $   750,688     $  682,547      $  838,997
Cumulative effect of change in accounting
  for mortgage revenue bonds                                 (2,475,448)            --             --              --
Net (loss) income                                            (1,927,277)       686,847        641,981         781,732
Cumulative effect of change in accounting
  for mortgage revenue bonds per BAC                              (1.07)            --             --              --
Net (loss) income per BAC                                         (0.84)          0.30           0.28            0.34



                                                                                      1993
                                                                                  Quarter Ended
                                                              March 31       June 30       September 30    December 31
                                                            ------------   ------------    ------------    ------------
Income (principally rental income)                          $ 1,425,443    $ 1,463,408     $ 1,438,179     $ 1,460,988
Net income (loss)                                                73,083         66,601         (58,967)        370,664
Net income (loss) per BAC                                          0.03           0.03           (0.03)           0.17


          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


9.   Summary of Quarterly Results of Operations (Unaudited) - Continued

                                                              SERIES II
                                                              ---------


                                                                                      1995
                                                                                  Quarter Ended
                                                              March 31       June 30       September 30    December 31
                                                            ------------   ------------    ------------    ------------
Income (principally interest from mortgage
  revenue bonds)                                            $ 1,073,540    $ 1,090,173     $ 1,100,554     $ 1,139,175
Net income                                                      998,483      1,028,445         902,752       1,055,242
Net income per BAC                                                 0.31           0.31            0.28            0.32



                                                                                      1994
                                                                                  Quarter Ended
                                                              March 31       June 30       September 30    December 31
                                                            ------------   ------------    ------------    ------------
Income (principally interest from mortgage
  revenue bonds)                                            $   939,700    $   927,046     $   969,760     $ 1,080,940
Cumulative effect of change in accounting
  for mortgage revenue bonds                                 (4,600,720)            --              --              --
Net (loss) income                                            (3,737,817)       839,633         930,506       1,021,285
Cumulative effect of change in accounting
  for mortgage revenue bonds per BAC                              (1.41)            --              --              --
Net (loss) income per BAC                                         (1.14)          0.26            0.28            0.31



                                                                                      1993
                                                                                  Quarter Ended
                                                              March 31       June 30       September 30    December 31
                                                            ------------   ------------    ------------    ------------
Income (principally rental income)                          $ 1,895,782    $ 2,035,177     $ 1,972,908     $ 2,119,792
Extraordinary item gain on debt reduction                            --        416,432              --              --
Net income                                                      147,276        668,394           2,379         828,660
Net income per BAC                                                 0.05           0.20              --            0.25


          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


10.  Condensed Financial Information

     Condensed combined financial information on a GAAP basis for the years ended December 31, 1995 and 1994 for all of the borrowers is as follows:

                                                              SERIES I
                                                              --------

                                                                As of December 31, 1995
                                                     ------------------------------------------------
                                                     Investments-      Investments-
                                                     Less Than 20%     Greater Than
                                                       Of Total        20% of Total
                                                        Assets            Assets           Total
                                                     ------------      ------------     ------------
Rental property, net of accumulated
  depreciation                                       $  4,628,842      $ 26,401,608     $ 31,030,450
Other assets                                              280,870         1,520,366        1,801,236
                                                     ------------      ------------     ------------
      Total Assets                                   $  4,909,712      $ 27,921,974     $ 32,831,686
                                                     ============      ============     ============

Mortgage loans payable                               $  6,275,000      $ 37,880,000     $ 44,155,000
Accrued interest payable                                1,246,519         6,545,421        7,791,940
Other liabilities                                         241,100         1,856,082        2,097,182
                                                     ------------      ------------     ------------
      Total liabilities                                 7,762,619        46,281,503       54,044,122

Partners' capital                                      (2,852,907)      (18,359,529)     (21,212,436)
                                                     ------------      ------------     ------------
      Total liabilities and partners' capital        $  4,909,712      $ 27,921,974     $ 32,831,686
                                                     ============      ============     ============

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


10.  Condensed Financial Information - Continued

                                                                As of December 31, 1994
                                                     -------------------------------------------------
                                                     Investments-      Investments-
                                                     Less Than 20%     Greater Than
                                                       Of Total        20% of Total
                                                        Assets            Assets           Total
                                                     ------------      ------------     ------------
Rental property, net of accumulated
  depreciation                                       $  4,875,671      $ 27,720,971     $ 32,596,642
Other assets                                              233,315         1,471,162        1,704,477
                                                     ------------      ------------     ------------
      Total Assets                                   $  5,108,986      $ 29,192,133     $ 34,301,119
                                                     ============      ============     ============

Mortgage loans payable                               $  6,275,000      $ 37,880,000     $ 44,155,000
Accrued interest payable                                1,033,136         5,369,778        6,402,914
Other liabilities                                         198,003         1,620,989        1,818,992
                                                     ------------      ------------     ------------
      Total liabilities                                 7,506,139        44,870,767       52,376,906

Partners' capital                                      (2,397,153)      (15,678,634)     (18,075,787)
                                                     ------------      ------------     ------------
      Total liabilities and partners' capital        $  5,108,986      $ 29,192,133     $ 34,301,119
                                                     ============      ============     ============


                                                           For the year ended December 31, 1995
                                                     -------------------------------------------------
                                                     Investments-      Investments-
                                                     Less Than 20%     Greater Than
                                                       Of Total        20% of Total
                                                        Assets            Assets           Total
                                                     ------------      ------------     ------------
Rental Income                                        $  1,165,842      $  5,658,218     $  6,824,060
Rental Expenses                                          (539,141)       (3,113,172)      (3,652,313)
Interest Expense                                         (588,488)       (3,706,578)      (4,295,066)
Depreciation                                             (248,472)       (2,150,155)      (2,398,627)
                                                     ------------      ------------     ------------
Net Loss                                             $   (210,259)     $ (3,311,687)    $ (3,521,946)
                                                     ============      ============     ============

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


10.  Condensed Financial Information - Continued

                                                           For the year ended December 31, 1994
                                                     -------------------------------------------------
                                                     Investments-      Investments-
                                                     Less Than 20%     Greater Than
                                                       Of Total        20% of Total
                                                        Assets            Assets           Total
                                                     ------------      ------------     ------------
Rental Income                                        $  1,122,732      $  5,417,697     $  6,540,429
Rental Expenses                                          (509,819)       (2,991,871)      (3,501,690)
Interest Expense                                         (593,732)       (3,676,167)      (4,269,899)
Depreciation                                             (277,071)       (2,217,138)      (2,494,209)
                                                     ------------      ------------     ------------
Net Loss                                             $   (257,890)     $ (3,467,479)    $ (3,725,369)
                                                     ============      ============     ============

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


10.  Condensed Financial Information - Continued

                                                              SERIES II
                                                              ---------


                                                                As of December 31, 1995
                                                     -------------------------------------------------
                                                     Investments-      Investments-
                                                     Less Than 20%     Greater Than
                                                       Of Total        20% of Total
                                                        Assets            Assets           Total
                                                     ------------      ------------     ------------
Rental property, net of accumulated
  depreciation                                       $  6,274,228      $ 38,631,510     $ 44,905,738
Other assets                                              399,032         1,912,388        2,311,420
                                                     ------------      ------------     ------------
      Total Assets                                   $  6,673,260      $ 40,543,898     $ 47,217,158
                                                     ============      ============     ============

Mortgage loans payable                               $ 10,030,000      $ 52,578,001     $ 62,608,001
Accrued interest payable                                3,927,065         9,579,202       13,506,267
Other liabilities                                         430,970         2,265,812        2,696,782
                                                     ------------      ------------     ------------
      Total liabilities                                14,388,035        64,423,015       78,811,050

Partners' capital                                      (7,714,775)      (23,879,117)     (31,593,892)
                                                     ------------      ------------     ------------
      Total liabilities and partners' capital        $  6,673,260      $ 40,543,898     $ 47,217,158
                                                     ============      ============     ============


          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


10.  Condensed Financial Information - Continued

                                                                As of December 31, 1994
                                                     -------------------------------------------------
                                                     Investments-      Investments-
                                                     Less Than 20%     Greater Than
                                                       Of Total        20% of Total
                                                        Assets            Assets           Total
                                                     ------------      ------------     ------------
Rental property, net of accumulated
  depreciation                                       $  6,572,222      $ 40,328,194     $ 46,900,416
Other assets                                              358,439         1,582,286        1,940,725
                                                     ------------      ------------     ------------
      Total Assets                                   $  6,930,661      $ 41,910,480     $ 48,841,141
                                                     ============      ============     ============

Mortgage loans payable                               $ 10,030,000      $ 52,578,001     $ 62,608,001
Accrued interest payable                                3,499,235         8,440,961       11,940,196
Other liabilities                                         336,193         1,795,565        2,131,758
                                                     ------------      ------------     ------------
      Total liabilities                                13,865,428        62,814,527       76,679,955

Partners' capital                                      (6,934,767)      (20,904,047)     (27,838,814)
                                                     ------------      ------------     ------------
      Total liabilities and partners' capital        $  6,930,661      $ 41,910,480     $ 48,841,141
                                                     ============      ============     ============


                                                           For the year ended December 31, 1995
                                                     -------------------------------------------------
                                                     Investments-      Investments-
                                                     Less Than 20%     Greater Than
                                                       Of Total        20% of Total
                                                        Assets            Assets           Total
                                                     ------------      ------------     ------------
Rental Income                                        $  1,318,441      $  7,441,433     $  8,759,874
Rental Expenses                                          (797,458)       (3,887,812)      (4,685,270)
Interest Expense                                       (1,003,000)       (4,840,007)      (5,843,007)
Depreciation                                             (297,994)       (1,696,594)      (1,994,588)
                                                     ------------      ------------     ------------
Net Income                                           $   (780,011)     $ (2,982,980)    $ (3,762,991)
                                                     ============      ============     ============


          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


10.  Condensed Financial Information - Continued

                                                           For the year ended December 31, 1994
                                                     -------------------------------------------------
                                                     Investments-      Investments-
                                                     Less Than 20%     Greater Than
                                                       Of Total        20% Of Total
                                                        Assets            Assets           Total
                                                     ------------      ------------     ------------
Rental Income                                        $  1,239,068      $  7,021,646     $  8,260,714
Rental Expenses                                          (793,170)       (3,868,054)      (4,661,224)
Interest Expense                                       (1,003,000)       (4,769,113)      (5,772,113)
Depreciation                                             (321,160)       (1,722,133)      (2,043,293)
                                                     ------------      ------------     ------------
Net Income                                           $   (878,262)     $ (3,337,654)    $ (4,215,916)
                                                     ============      ============     ============


     In accordance with Staff Accounting Bulletin 71, complete financial statements for all borrowers in which the Partnership investment in mortgage revenue bond is 20% or more of the total assets of the Partnership at December 31, 1995 and 1994 are included as an exhibit to the Partnership's financial statements. The borrowers' financial statements are prepared on an income tax basis, which differs from GAAP. The principal differences between income tax basis and GAAP are (i) for income tax purposes the apartment properties are not valued at the lower of cost or net realizable value and a write down to fair value at deed-in-lieu of foreclosure was not taken, (ii) an intangible asset was recognized for tax purposes representing the value to the borrower of its favorable financing when the properties were transferred to Owner Partnerships and (iii) depreciable life and method.