Form 10-Q
period 1996-03-31
CAPITAL REALTY INVESTORS TAX EXEMPT FUND LTD PARTNERSHIP
filed 1996-05-17
CIK 799690

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended        March 31, 1996
                         ----------------------

Commission file number           1-9793
                         ----------------------



          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Delaware                                 52-1483643
- -----------------------------------------         ------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)




11200 Rockville Pike, Rockville, Maryland                   20852
- -----------------------------------------         ------------------------
(Address of principal executive offices)                  (Zip Code)




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

     As of May 14, 1996, 2,280,000 Series I and 3,238,760 Series II Beneficial Assignee Certificates were outstanding.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996



                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1996
             and December 31, 1995  . . . . . . . . . . . . . . .     1

          Statements of Income - for the three
             months ended March 31, 1996 and 1995 . . . . . . . .     2

          Statements of Changes in Partners'
             Capital (Deficit) - for the three months ended
             March 31, 1996 . . . . . . . . . . . . . . . . . . .     4

          Statements of Cash Flows - for the three
            months ended March 31, 1996 and 1995  . . . . . . . .     5

          Notes to Financial Statements   . . . . . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . .     27

PART II.  Other Information

Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . .     38

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .     42

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .     43

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .     44

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                              BALANCE SHEETS


                                 ASSETS

                                                                    SERIES I                            SERIES II
                                                         --------------------------------      ------------------------------
                                                             As of              As of              As of             As of
                                                           March 31,        December 31,         March 31,       December 31,
                                                             1996               1995               1996              1995
                                                         ------------       ------------       ------------      ------------
                                                          (Unaudited)                           (Unaudited)
Investment in mortgage revenue bonds                     $ 30,740,285       $ 30,740,285       $ 43,793,252      $ 43,793,252

Cash and cash equivalents                                     453,646             58,924            125,544            88,986
Marketable securities                                         381,572          1,315,182            929,015         1,512,281
Working capital reserves invested in
  marketable securities                                     1,318,280          1,284,670          2,273,911         2,307,385
Receivables and other assets                                   15,916             21,958             25,338            36,996
                                                         ------------       ------------       ------------      ------------
     Total assets                                        $ 32,909,699       $ 33,421,019       $ 47,147,060      $ 47,738,900
                                                         ============       ============       ============      ============


               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Distributions payable                                    $    650,672       $  1,243,762       $    948,823      $  1,766,776
Accounts payable and accrued expenses                         210,500            198,413            234,499           224,135
                                                         ------------       ------------       ------------      ------------
     Total liabilities                                        861,172          1,442,175          1,183,322         1,990,911
                                                         ------------       ------------       ------------      ------------

Partners' capital (deficit):
  General Partner                                            (213,379)          (214,083)          (287,629)         (289,808)
  Beneficial Assignee Certificates
    (BACs) - issued and outstanding,
    2,280,000 of Series I BACs and
    3,238,760 of Series II BACs                            32,261,906         32,192,927         46,251,367        46,037,797
                                                         ------------       ------------       ------------      ------------
     Total partners' capital                               32,048,527         31,978,844         45,963,738        45,747,989
                                                         ------------       ------------       ------------      ------------
     Total liabilities and
       partners' capital                                 $ 32,909,699       $ 33,421,019       $ 47,147,060      $ 47,738,900
                                                         ============       ============       ============      ============





                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                (Unaudited)

                                                                                                    SERIES I
                                                                                          ------------------------------
                                                                                            For the three months ended
                                                                                                    March 31,
                                                                                             1996               1995
                                                                                          -----------        -----------
Interest from mortgage revenue bonds                                                      $   831,102        $   793,196
                                                                                          -----------        -----------

Other income (expenses):
  Other interest income                                                                        21,846             12,323
  Merger-related expenses                                                                     (76,039)                --
  General and administrative                                                                  (34,263)           (50,626)
  Professional fees                                                                           (22,291)           (11,360)
                                                                                          -----------        -----------
                                                                                             (110,747)           (49,663)
                                                                                          -----------        -----------
  Net income                                                                              $   720,355        $   743,533
                                                                                          ===========        ===========

Net income allocated to General Partner (1.01%)                                           $     7,276        $     7,510
                                                                                          ===========        ===========
Net income allocated to BAC Holders (98.99%)                                              $   713,079        $   736,023
                                                                                          ===========        ===========
Net income per BAC                                                                        $      0.31        $      0.32
                                                                                          ===========        ===========
BACs outstanding                                                                            2,280,000          2,280,000
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                                                                    SERIES II
                                                                                          ------------------------------
                                                                                            For the three months ended
                                                                                                    March 31,
                                                                                             1996               1995
                                                                                          -----------        -----------
Interest from mortgage revenue bonds                                                      $ 1,269,063        $ 1,050,508
                                                                                          -----------        -----------

Other income (expenses):
  Other interest income                                                                        41,033             23,032
  Merger-related expenses                                                                     (76,039)                --
  General and administrative                                                                  (38,952)           (60,962)
  Professional fees                                                                           (30,533)           (14,095)
                                                                                          -----------        -----------
                                                                                             (104,491)           (52,025)
                                                                                          -----------        -----------
Net income                                                                                $ 1,164,572        $   998,483
                                                                                          ===========        ===========
Net income allocated to General Partner (1.01%)                                           $    11,762        $    10,085
                                                                                          ===========        ===========
Net income allocated to BAC Holders (98.99%)                                              $ 1,152,810        $   988,398
                                                                                          ===========        ===========
Net income per BAC                                                                        $      0.36        $      0.31
                                                                                          ===========        ===========
BACs outstanding                                                                            3,238,760          3,238,760
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                  For the three months ended March 31, 1996

                                  (Unaudited)



                                                                               SERIES I
                                                            ----------------------------------------------
                                                             Beneficial
                                                              Assignee
                                                            Certificate         General
                                                              Holders           Partner          Total
                                                            ------------      -----------     ------------
Balance, December 31, 1995                                  $ 32,192,927      $  (214,083)    $ 31,978,844

  Net income                                                     713,079            7,276          720,355

  Distributions paid or accrued of $0.25 per BAC
    (none of which is return of capital)                        (644,100)          (6,572)        (650,672)
                                                            ------------      -----------     ------------
Balance, March 31, 1996                                     $ 32,261,906      $  (213,379)    $ 32,048,527
                                                            ============      ===========     ============




                                                                               SERIES II
                                                            ----------------------------------------------
                                                             Beneficial
                                                              Assignee
                                                            Certificate         General
                                                              Holders           Partner          Total
                                                            ------------      -----------     ------------
Balance, December 31, 1995                                  $ 46,037,797      $  (289,808)    $ 45,747,989

  Net income                                                   1,152,810           11,762        1,164,572

  Distributions paid or accrued of $0.29 per BAC
    (none of which is return of capital)                        (939,240)          (9,583)        (948,823)
                                                            ------------      -----------     ------------
Balance, March 31, 1996                                     $ 46,251,367      $  (287,629)    $ 45,963,738
                                                            ============      ===========     ============





                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                          SERIES I
                                                                                                ------------------------------
                                                                                                  For the three months ended
                                                                                                          March 31,
                                                                                                   1996              1995
                                                                                                -----------       -----------
Cash flows from operating activities:
  Net income                                                                                    $   720,355       $   743,533
  Adjustments to reconcile net income to net cash provided by operating activities:
      Decrease in receivables and other assets                                                        6,042             9,860
      Increase (decrease) in accounts payable and accrued expenses                                   12,087           (15,653)
                                                                                                -----------       -----------
      Net cash provided by operating activities                                                     738,484           737,740
                                                                                                -----------       -----------

Cash flows from investing activities:
  Sale of marketable securities                                                                     933,610         1,111,451
  Purchase of marketable securities                                                                      --          (585,532)
  Deposits to working capital reserves invested in marketable
    securities                                                                                      (33,610)         (115,531)
                                                                                                -----------       -----------
      Net cash provided by investing activities                                                     900,000           410,388
                                                                                                -----------       -----------

Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                                               (1,243,762)       (1,151,631)
                                                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents                                                394,722            (3,503)

Cash and cash equivalents, beginning of period                                                       58,924           103,864
                                                                                                -----------       -----------
Cash and cash equivalents, end of period                                                        $   453,646       $   100,361
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                          SERIES II
                                                                                                ------------------------------
                                                                                                  For the three months ended
                                                                                                          March 31,
                                                                                                   1996              1995
                                                                                                -----------       -----------
Cash flows from operating activities:
  Net income                                                                                    $ 1,164,572       $   998,483
  Adjustments to reconcile net income to net cash provided by operating activities:
      Decrease (increase) in receivables and other assets                                            11,658              (780)
      Increase (decrease) in accounts payable and accrued expenses                                   10,364           (24,092)
                                                                                                -----------       -----------
      Net cash provided by operating activities                                                   1,186,594           973,611
                                                                                                -----------       -----------

Cash flows from investing activities:
  Sale of marketable securities                                                                   1,616,740         2,706,685
  Purchase of marketable securities                                                              (1,033,474)       (2,101,712)
  Withdrawals from (deposits to) working capital reserves
    invested in marketable securities                                                                33,474           (32,609)
                                                                                                -----------       -----------
      Net cash provided by investing activities                                                     616,740           572,364
                                                                                                -----------       -----------

Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                                               (1,766,776)       (1,635,903)
                                                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents                                                 36,558           (89,928)

Cash and cash equivalents, beginning of period                                                       88,986           101,283
                                                                                                -----------       -----------
Cash and cash equivalents, end of period                                                        $   125,544       $    11,355
                                                                                                ===========       ===========













                   The accompanying notes are an integral part
                         of these financial statements.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRITEF Associates Limited Partnership (the General Partner), the accompanying unaudited financial statements of Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995, and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the amended and restated financial statements and notes included in the Partnership's Annual Report filed on Form 10-K/A on May 17, 1996 for the year ended December 31, 1995.

     The financial statements for the three months ended March 31, 1995 have been restated to conform to 1996 presentation, as well as to conform with the restated 1995 financial statements as discussed in Note 3.

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

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

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

     Each of the affiliates of the Partnership formed to take title to the properties subject to the existing indebtedness (Owner Partnerships) has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnership. This feature is required by CAPREIT as a condition of the merger.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on consolidation of the Owner Partnerships in accordance with the SEC rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the Securities and Exchange Commission (SEC) staff, the Partnership agreed to account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. The Partnership did not recognize any impairment losses during the three months ended March 31, 1996 or 1995. Since all of the mortgage revenue bonds, except Observatory II, are in default, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

     The restatement of the 1995 financial statements resulted in increases of $417,326 and $572,941 in the previously reported net income for Series I and Series II, respectively, and increases of $0.18 in each of the previously reported net income per BAC amounts for Series I and Series II, respectively, for the first quarter of 1995. Net income per BAC as previously reported for the three months ended March 31, 1995 was $0.14 and $0.13 for Series I and Series II, respectively.

                                    SERIES I
                                    --------

     The five original Series I mortgage loans securing the mortgage revenue bonds, with current aggregate principal and carrying amounts of $44,155,000 and $30,740,285, respectively, went into default, resulting in title transfer by actual foreclosures or deeds in lieu of foreclosure to Owner Partnerships subject to the existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Observatory II, Royal Oaks, Trailway Pond and Valley Creek transfers.

     In conjunction with the transfer of the Royal Oaks deed to an Owner Partnership, the Royal Oaks mortgage revenue bond was modified. The Part-nership, based on information and advice from outside counsel, believes that the modification does not adversely affect the tax-exempt nature of the Royal Oaks bond interest. The modification complied with IRS guidelines in effect at that time. The IRS has since issued proposed regulations which could be interpreted as adversely affecting the tax-exempt nature of the modified mortgage revenue bond. However, the IRS has stated that the regulations will apply only to modifications made on or after 30 days from the final publication of the regulations in the Federal Register. As of May 14, 1996, the regulations have not been finalized and no changes to these positions have been announced by the IRS. The Partnership believes the interest on the Royal Oaks bond should continue to be tax-exempt. However, there can be no assurance that interest from the Royal Oaks bond will remain tax-exempt.

     Presented below is a summary of base interest payments for the three months ended March 31, 1996 and 1995 that are due to Series I from the borrowers:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

                                         For the three months ended March 31, 1996
                            ---------------------------------------------------------------
                                                 Base Interest                      Cumulative
                                                   Paid From       Current Base       Unpaid
                             Current Base         Properties'        Interest        Full Base
                            Interest Due(1)       Operations         Not Paid         Interest
                            ---------------      -------------     ------------     -----------
    Observatory II            $    32,000         $    32,000       $       --      $        --
    Royal Oaks                    267,324             239,962           27,362        1,620,606
    Trailway Pond                 115,122              59,856           55,266          907,738
    Valley Creek                  331,588             252,078           79,510        2,830,691
    White Bear Woods              327,731             247,206           80,525        2,081,276
                              -----------         -----------       ----------      -----------
                              $ 1,073,765         $   831,102       $  242,663      $ 7,440,311
                              ===========         ===========       ==========      ===========

                                         For the three months ended March 31, 1995
                            ---------------------------------------------------------------
                                                 Base Interest                      Cumulative
                                                   Paid From       Current Base       Unpaid
                             Current Base         Properties'        Interest        Full Base
                            Interest Due(1)       Operations         Not Paid         Interest
                            ---------------      -------------     ------------     -----------
    Observatory II            $    32,000         $    32,000       $       --      $        --
    Royal Oaks                    267,324             213,415           53,909        1,416,382
    Trailway Pond                 115,122              63,194           51,928          688,760
    Valley Creek                  331,588             237,721           93,867        2,463,174
    White Bear Woods              327,731             246,866           80,865        1,718,622
                              -----------         -----------       ----------      -----------
                              $ 1,073,765         $   793,196       $  280,569      $ 6,286,938
                              ===========         ===========       ==========      ===========

     (1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $225,483 and $176,696 for the three months ended March 31, 1996 and 1995, respectively.

     Contingent interest is recognized as revenue when collected. No contingent interest was received or accrued by Series I during the three months ended March 31, 1996 or 1995. Contingent interest due for Series I as of March 31, 1996 and December 31, 1995 amounted to $20,743,595 and $20,083,162, respectively.

     As of March 31, 1996, Series I had cash and cash equivalents of $453,646, unrestricted marketable securities of $381,572 and working capital reserves invested in marketable securities of $1,318,280. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the Available for Sale category under

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three months ended March 31, 1996 or 1995 for Series I as the cost for the tax-exempt municipal bonds approximated market value throughout the respective periods.

                                    SERIES II
                                    ---------

     The five original Series II mortgage loans securing the mortgage revenue bonds with aggregate principal and carrying amounts of $62,608,001 and $43,793,252, respectively, went into default, resulting in deeds in lieu of foreclosure, subject to the existing indebtedness, to Ownership Partnerships.
In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Code (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax exempt status.) The bond counsel opinions were obtained in connection with the Ethan's Ridge and Ethan's Glen IIB, Fountain Place and Trailway Pond II transfers.

     Presented below is a summary of base interest payments for the three months ended March 31, 1996 and 1995 that are due to Series II from the borrowers:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

                                      For the three months ended March 31, 1996
                            ---------------------------------------------------------------
                                                 Base Interest                      Cumulative
                                                   Paid From       Current Base       Unpaid
                             Current Base         Properties'        Interest        Full Base
                            Interest Due(1)      Operations(2)       Not Paid         Interest
                            ---------------      -------------     ------------     -----------
    Ethan's Ridge and
      Ethan's Glen IIB        $   379,688         $   452,083       $       --      $ 1,929,798
    Fountain Place                496,375             440,262           56,113        5,119,611
    James Street
      Crossing                    333,939             224,664          109,275        1,804,446
    Trailway Pond II              250,750             152,054           98,696        2,667,402
                              -----------         -----------       ----------      -----------
                              $ 1,460,752         $ 1,269,063       $  264,084      $11,521,257
                              ===========         ===========       ==========      ===========

                                      For the three months ended March 31, 1995
                            ---------------------------------------------------------------
                                                 Base Interest                      Cumulative
                                                   Paid From       Current Base       Unpaid
                             Current Base         Properties'        Interest        Full Base
                            Interest Due(1)       Operations         Not Paid         Interest
                            ---------------      -------------     -------------    ------------
    Ethan's Ridge and
      Ethan's Glen IIB        $   379,688         $   310,916       $    68,772     $ 1,767,296
    Fountain Place                496,375             330,846           165,529       4,659,896
    James Street
      Crossing                    333,939             261,980            71,959       1,501,688
    Trailway Pond II              250,750             146,766           103,984       2,244,860
                              -----------         -----------       -----------     -----------
                              $ 1,460,752         $ 1,050,508       $   410,244     $10,173,740
                              ===========         ===========       ===========     ===========

(1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $336,025 and $274,821 for the three months ended March 31, 1996 and 1995, respectively.
(2) Includes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Ridge and Ethan's Glen IIB, Fountain Place and James Street Crossing totalled $107,000, $25,700 and $7,800, respectively.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

     Contingent interest is recognized as revenue when collected. No contingent interest was received or accrued by Series II during the three months ended March 31, 1996 or 1995. Contingent interest due for Series II as of March 31, 1996 and December 31, 1995 amounted to $28,941,111 and $27,897,543, respectively.

     As of March 31, 1996, Series II had cash and cash equivalents of $125,544, unrestricted marketable securities of $929,015, and working capital reserves invested in marketable securities of $2,273,911. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three months ended March 31, 1996 or 1995 for Series II as the cost for the tax-exempt municipal bonds approximated market value throughout these periods.

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

     Proposed Regulation Section 1.001-3 will become effective only with respect to modifications made on or after the date that is 30 days after the publication of final regulations in the Federal Register. It is uncertain at this time when this proposed regulation will be finalized and whether it will be finalized in its current form. It is also unclear at this time what effect the Cottage Savings decision may have on modifications that have been made to mortgage loans which secure the mortgage revenue bonds or on modifications that might be

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

appropriate in the future. The General Partner believes that the modifications which have been made were consistent with the relevant tax authority which existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, there can be no assurance as to the tax-exempt status of the mortgage revenue bonds.

     The General Partner's ongoing strategy has been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, discussed in Note 2, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

4.   DISTRIBUTIONS TO BAC HOLDERS

     The Partnership expects to continue to make distributions to BAC Holders on a semi-annual basis. The amended merger agreement stipulates that 1996 distributions cannot exceed $0.09417 and $0.09667 per BAC per month for Series I and Series II, respectively. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions other than as set forth in the amended merger agreement. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II in Series I), therefore, the distribution to BAC Holders may fluctuate from current levels. The General Partner seeks to optimize cash flow from the properties owned by the Owner Partnerships. Despite these efforts, the amounts paid to the Partnership from the borrowers may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables.

                                    SERIES I
                                    --------

     The following distributions were paid or accrued to BAC Holders of record during the three months ended March 31, 1996 and 1995:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued


                                     1996                                1995
                               Distributions to                    Distributions to
                                  BAC Holders                         BAC Holders
                         -----------------------------       -----------------------------
Quarter Ended              Total              Per BAC          Total               Per BAC
- -------------            ---------            -------        ---------             -------
March 31,                $ 644,100            $0.2825        $ 615,600             $0.2700
                         =========            =======        =========             =======


     Distributions to BAC Holders for the three months ended March 31, 1996 and 1995 were funded as follows:

                                                                     For the three months ended
                                                                             March 31,
                                                                ------------------------------------
                                                                    1996                    1995
                                                                ------------            ------------
Cash Available for Distribution:
  Cash flow (1)                                                 $    684,282            $    737,412
  Net deposits to working capital reserves                           (33,610)               (115,531)
                                                                ------------            ------------
      Total cash available for distribution                     $    650,672            $    621,881
                                                                ============            ============
  Distributions to:
    General partner (1.01%)                                     $      6,572            $      6,281
                                                                ============            ============
    BAC Holders (98.99%)                                        $    644,100            $    615,600
                                                                ============            ============

(1) Defined in the Limited Partnership Agreement as (a) all revenues received by the Partnership during such period, plus (b) any amounts which the Managing General Partner releases from the Working Capital Reserve as being no longer necessary to hold as part of the Working Capital Reserve, plus
     (c) any amounts released to the Partnership from the Interest Reserve Account with respect to a mortgaged property after completion of construction of such mortgaged property, less (i) operating expenses of the Partnership paid from reserves during the period, including any expenses paid to the General Partner, but not including such amounts paid from the Working Capital Reserve, (ii) all cash payments made from Revenues during such period to discharge Partnership indebtedness, and (iii) all amounts from revenues, if any, added to the Working Capital Reserve during such period. Cash flow as defined in the Limited Partnership Agreement is not to be construed as an alternative to operating income in accordance with generally accepted accounting principles (GAAP) as an indication of the Partnership's operating performance.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

     The Partnership's working capital reserves are available for the payment of ongoing costs of operating and administering the Partnership's business, for supplementing distributions to BAC Holders and for making working capital loans to borrowers. Working capital reserves for Series I were $1,318,280 and $1,284,670 as of March 31, 1996 and December 31, 1995, respectively. None of the distributions made to BAC Holders during the first quarter of 1996 or 1995 was funded from the working capital reserves. During the three months ended March 31, 1996 and 1995, working capital reserves were increased by $33,610 and $115,531, respectively, from surplus operating cash.

                                    SERIES II
                                    ---------

     The following distributions were paid or accrued to BAC Holders of record during the three months ended March 31, 1996 and 1995:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued


                                     1996                                1995
                               Distributions to                    Distributions to
                                  BAC Holders                         BAC Holders
                         -----------------------------       -----------------------------
Quarter Ended              Total              Per BAC          Total               Per BAC
- -------------            ---------            -------        ---------             -------
March 31,                $ 939,240            $0.2900        $ 874,465             $0.2700
                         =========            =======        =========             =======


     Distributions to BAC Holders for the three months ended March 31, 1996 and 1995 were funded as follows:


                                                                      For the three months ended
                                                                             March 31,
                                                                ------------------------------------
                                                                    1996                    1995
                                                                ------------            ------------
Cash Available for Distribution:
  Cash flow (1)                                                 $    915,349            $    915,996
  Net withdrawals from (deposits to) working capital reserves         33,474                 (32,609)
                                                                ------------            ------------
      Total cash available for distribution                     $    948,823            $    883,387
                                                                ============            ============
  Distributions to:
    General partner (1.01%)                                     $      9,583            $      8,922
                                                                ============            ============
    BAC Holders (98.99%)                                        $    939,240            $    874,465
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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

     Working capital reserves for Series II were $2,273,911 and $2,307,385 as of March 31, 1996 and December 31, 1995, respectively. Of the total distributions made to BAC Holders during the first quarter of 1996, $33,474 was funded from the working capital reserves. During the three months ended March 31, 1995, working capital reserves were increased by $32,609 from surplus operating cash.

5.   INCOME TAXES

     For income tax purposes, base interest income is accrued when earned. The accrual of base interest is discontinued when, at the time of accrual, ultimate collectibility of the base interest due is considered unlikely. Once a loan has been placed in a non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the uncertainty of collection of unpaid base interest is eliminated. All loans except Observatory II were on non-accrual status throughout the three months ended March 31, 1996 and 1995; therefore, for income tax purposes, income was recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. No contingent interest was recognized for the three months ended March 31, 1996 or 1995.

     For federal income tax purposes, the investments in all of the mortgage revenue bonds are treated as loans, interest on which is exempt from regular federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   INCOME TAXES - Continued


                                                              SERIES I
                                                              --------

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                    1996              1995
                                                                                 -----------       -----------
Financial statement net income                                                   $  720,355        $  743,533
Adjustment for timing of municipal income recognition                               (36,075)           (6,120)
                                                                                 ----------        ----------
Municipal income, net for tax purposes                                           $  684,280        $  737,413
                                                                                 ==========        ==========
Municipal income per BAC outstanding                                             $     0.30        $     0.32
                                                                                 ==========        ==========


                                                              SERIES II
                                                              ---------
                                                                                   For the three months ended
                                                                                            March 31,
                                                                                    1996              1995
                                                                                 -----------       -----------
Financial statement net income                                                   $ 1,164,572       $   998,483
Adjustment for timing of municipal income recognition                               (249,226)          (82,489)
                                                                                 -----------       -----------
Municipal income, net for tax purposes                                           $   915,346       $   915,994
                                                                                 ===========       ===========
Municipal income per BAC outstanding                                             $      0.28       $      0.28
                                                                                 ===========       ===========

     A publicly traded partnership is treated as a corporation for income tax purposes unless it meets certain exceptions. To qualify under these exceptions, the General Partner annually invests in de minimus taxable investments for both Series I and Series II.

6.   LITIGATION

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

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

     The Partnership Agreement provides for the indemnification of the General Partners and its affiliates for acts or omissions by the General Partner in good faith and in the best interest of the Partnership. Such indemnification does not extend to a finding of liability for conduct which constitutes fraud, bad faith, misconduct, breach of fiduciary duties, or violation of state or federal securities laws. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the New York Action, but the General Partners do not anticipate that the litigation will have a material adverse affect on the

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

Partnership.

7.   RELATED-PARTY TRANSACTIONS

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

                                    SERIES I
                                    --------

     Expense reimbursements to an affiliate of the General Partner for the three months ended March 31, 1996 and 1995 were $20,789 and $33,044, respectively, and are included in general and administrative expense and merger-related expenses in the statements of income.

     CRICO Mortgage Company, Inc. (CRICO Mortgage), a former affiliate of the General Partner, was entitled to annual mortgage administration and servicing fees from the borrowers which were payable from operating revenues each month after payment of full base interest on the mortgage loans. On June 30, 1995, CRICO Mortgage merged with and into CRIIMI, an affiliate of CRIIMI MAE Inc., a publicly traded real estate investment trust (the REIT). The REIT was originally sponsored by CRI, a general partner of the General Partner, but is not controlled by CRI, although the CRI stockholders are directors, officers and major stockholders of the REIT. Pursuant to the REIT merger agreement, the right to receive the accrued and unpaid mortgage administration and servicing fees as of the date of the REIT merger was distributed by CRICO Mortgage to its shareholders and contributed by them to CRI. After June 30, 1995, the mortgage administration and servicing are being performed by CRIIMI, and mortgage administration and servicing fees are payable to that entity. The merger did not result in any increase in fees or changes in the amount of fees which are currently payable.

     The following unpaid fees were due to CRI and CRIIMI from the borrowers as of March 31, 1996 and December 31, 1995:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

                                                 As of           As of
                                                March 31,     December 31,
                                                  1996            1995
                                               -----------    ------------
CRI                                            $ 1,225,393    $  1,225,393
CRIIMI                                             200,309         133,817
                                               -----------    ------------
     Total                                     $ 1,425,702    $  1,359,210
                                               ===========    ============

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

     In connection with the amended merger agreement entered into by the Partnership, as discussed in Note 2, unpaid fees accrued through June 30, 1995 will be purchased by CAPREIT from CRI for the discounted amount of $511,680, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees accrued from July 1, 1995 through June 30, 1996 will be purchased by CAPREIT from CRIIMI for $265,968, which represents 100% of the accrued fees which are expected to be owed to CRIIMI for that period. The proposed purchase price for CRIIMI's portion remains in effect until June 30, 1996. If the proposed merger is not consummated by such date, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $22,164 per month.

     Fees paid by the borrowers to CRI/CRICO Mortgage and CRIIMI for the three months ended March 31, 1996 and 1995 were as follows:

                                For the three months ended
                                        March 31,
                                   1996           1995
                                -----------    -----------
CRI/CRICO Mortgage              $        --    $     2,500
CRIIMI                                2,500             --
                                -----------    -----------
     Total                      $     2,500    $     2,500
                                ===========    ===========

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

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

                                    SERIES II
                                    ---------

     Expense reimbursements to an affiliate of the General Partner for the three months ended March 31, 1996 and 1995 were $24,027 and $37,613, respectively, and are included in general and administrative expense and merger-related expenses in the statements of income.

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

     The following unpaid fees were due CRI and CRIIMI from the borrowers as of March 31, 1996 and December 31, 1995:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

                                                 As of           As of
                                                March 31,     December 31,
                                                  1996            1995
                                               -----------    ------------
CRI                                            $ 1,847,496    $  1,847,496
CRIIMI                                             293,472         195,648
                                               -----------    ------------
     Total                                     $ 2,140,968    $  2,043,144
                                               ===========    ============

     The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. Any payments made with respect to unpaid fees will be applied against the oldest outstanding fees first. During the three months ended March 31, 1996 and 1995, no fees were paid by the borrowers.

     In connection with the amended merger agreement entered into by the Partnership, as discussed in Note 2, the unpaid fees accrued through June 30, 1995 will be purchased from CRI for the discounted amount of $770,835, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees accrued from July 1, 1995 through June 30, 1996 will be purchased by CAPREIT from CRIIMI for $391,296, which represents 100% of the accrued fees which are expected to be owed to CRIIMI for that period. The proposed purchase price for CRIIMI's portion remains in effect until June 30, 1996. If the proposed merger is not consummated by such date, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $32,608 per month.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                    Business
                                    --------

     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking. This information contains a number of risks and uncertainties, as discussed herein and in the Partnership's Annual Report filed on Form 10-K/A, that could cause actual results to differ materially.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on consolidation of the Owner Partnerships in accordance with the SEC rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the Securities and Exchange Commission (SEC) staff, the Partnership agreed to account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. The Partnership did not recognize any impairment losses during the three months ended March 31, 1996 or 1995. Since all of the mortgage revenue bonds, except Observatory II, are in default, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

                                    SERIES I
                                    --------

     The five original Series I mortgage loans securing the mortgage revenue bonds, with current aggregate principal and carrying amounts of $44,155,000 and $30,740,285, respectively, went into default, resulting in title transfer by actual foreclosures or deeds in lieu of foreclosure to Owner Partnerships subject to the existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Observatory II, Royal Oaks, Trailway Pond and Valley Creek transfers.

     In conjunction with the transfer of the Royal Oaks deed to an Owner Partnership, the Royal Oaks mortgage revenue bond was modified. The Part-nership, based on information and advice from outside counsel, believes that the modification does not adversely affect the tax-exempt nature of the Royal Oaks bond interest. The modification complied with IRS guidelines in effect at that time. The IRS has since issued proposed regulations which could be interpreted as adversely affecting the tax-exempt nature of the modified mortgage revenue bond. However, the IRS has stated that the regulations will apply only to modifications made on or after 30 days from the final publication of the regulations in the Federal Register. As of May 14, 1996, the regulations have not been finalized and no changes to these positions have been announced by the IRS. The Partnership believes the interest on the Royal Oaks bond should continue to be tax-exempt. However, there can be no assurance that interest from the Royal Oaks bond will remain tax-exempt.

                                    SERIES II
                                    ---------
     The five original Series II mortgage loans securing the mortgage revenue bonds with aggregate principal and carrying amounts of $62,608,001 and $43,793,252, respectively, went into default, resulting in deeds in lieu of foreclosure, subject to the existing indebtedness, to Ownership Partnerships.
In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Code (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax exempt status.) The bond counsel opinions were obtained in connection with the Ethan's Ridge and Ethan's Glen IIB, Fountain Place and Trailway Pond II transfers.

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

     Proposed Regulation Section 1.001-3 will become effective only with respect to modifications made on or after the date that is 30 days after the publication of final regulations in the Federal Register. It is uncertain at this time when this proposed regulation will be finalized and whether it will be finalized in its current form. It is also unclear at this time what effect the Cottage Savings decision may have on modifications that have been made to mortgage loans which secure the mortgage revenue bonds or on modifications that might be appropriate in the future. The General Partner believes that the modifications which have been made were consistent with the relevant tax authority which existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, there can be no assurance as to the tax-exempt status of the mortgage revenue bonds.

     The General Partner's ongoing strategy has been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, discussed in Note 2, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Merger Proposal
- ---------------

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

     CAPREIT and/or its designee will also acquire accounts receivables held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of both Series I and Series II. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $511,680 and $770,835 to CRI for the fees of Series I and Series II, respectively, accrued through June 30, 1996. The amounts to be paid to CRI represent approximately 42% of the total accrued fees owed to CRI. Also, CAPREIT will pay $265,968 and $391,296 to CRIIMI for the fees of Series I and Series II, respectively, accrued from July 1, 1995 through June 30, 1996 which represents 100% of the fees which are expected to be owed to CRIIMI for that period. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $22,164 and $32,608 per month for Series I and Series II,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

respectively.

     Each of the affiliates of the Partnership formed to take title to the properties subject to the existing indebtedness (Owner Partnerships) has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnership. This feature is required by CAPREIT as a condition of the merger.

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

     The following distributions were paid or accrued to BAC Holders of record during the three months ended March 31, 1996 and 1995:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                          1996                               1995
                                    Distributions to                   Distributions to
                                       BAC Holders                        BAC Holders
                              -----------------------------      -----------------------------
Quarter Ended                   Total               Per BAC        Total               Per BAC
- -------------                 ---------             -------      ---------             -------
March 31,                     $ 644,100             $0.2825      $ 615,600             $0.2700
                              =========             =======      =========             =======


     Distributions to BAC Holders for the three months ended March 31, 1996 and 1995 were funded as follows:


                                                            For the three months ended
                                                                     March 31,
                                                        ------------------------------------
                                                            1996                    1995
                                                        ------------            ------------
Cash Available for Distribution:
  Cash flow (1)                                         $    684,282            $    737,412
  Net deposits to working capital reserves                   (33,610)               (115,531)
                                                        ------------            ------------
      Total cash available for distribution             $    650,672            $    621,881
                                                        ============            ============
  Distributions to:
    General partner (1.01%)                             $      6,572            $      6,281
                                                        ============            ============
    BAC Holders (98.99%)                                $    644,100            $    615,600
                                                        ============            ============

(1) Defined in the Limited Partnership Agreement as (a) all revenues received by the Partnership during such period, plus (b) any amounts which the Managing General Partner releases from the Working Capital Reserve as being no longer necessary to hold as part of the Working Capital Reserve, plus
     (c) any amounts released to the Partnership from the Interest Reserve Account with respect to a mortgaged property after completion of construction of such mortgaged property, less (i) operating expenses of the Partnership paid from reserves during the period, including any expenses paid to the General Partner, but not including such amounts paid from the Working Capital Reserve, (ii) all cash payments made from Revenues during such period to discharge Partnership indebtedness, and (iii) all amounts from revenues, if any, added to the Working Capital Reserve during such period. Cash flow as defined in the Limited Partnership Agreement is not to be construed as an alternative to operating income in accordance with generally accepted accounting principles (GAAP) as an indication of the Partnership's operating performance.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The General Partner expects the distribution for the six months ending June 30, 1996 to total approximately $0.565 per BAC, payable on August 29, 1996, or possibly earlier depending on the merger closing date, payable to Series I BAC Holders of record as of the last day in each month during this period.

     The Partnership's working capital reserves are available for the payment of ongoing costs of operating and administering the Partnership's business, for supplementing distributions to BAC Holders and for making working capital loans to borrowers. Working capital reserves invested in marketable securities for Series I were $1,318,280 and $1,284,670 as of March 31, 1996 and December 31, 1995, respectively. None of the distributions made to BAC Holders during the first quarter of 1996 or 1995 was funded from the working capital reserves. During the three months ended March 31, 1996 and 1995, working capital reserves were increased by $33,610 and $115,531, respectively, from surplus operating cash.

     As of March 31, 1996, Series I had cash and cash equivalents of $453,646 and unrestricted marketable securities of $381,572. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three months ended March 31, 1996 or 1995 for Series I as the cost for the tax-exempt municipal bonds approximated market value throughout the respective periods.

     The Partnership closely monitors its cash flow and liquidity position for Series I in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series I's net cash provided by operating activities, which consists primarily of receipt of base interest on mortgage loans, for the three months ended March 31, 1996 was adequate to support operating, investing and financing requirements and the declared distributions to BAC Holders and the General Partner. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The following distributions were paid or accrued to BAC Holders of record during the three months ended March 31, 1996 and 1995:


                                          1996                               1995
                                    Distributions to                   Distributions to
                                       BAC Holders                        BAC Holders
                              -----------------------------      -----------------------------
Quarter Ended                   Total               Per BAC        Total               Per BAC
- -------------                 ---------             -------      ---------             -------
March 31,                     $ 939,240             $0.2900      $ 874,465             $0.2700
                              =========             =======      =========             =======


     Distributions to BAC Holders for the three months ended March 31, 1996 and 1995 were funded as follows:


                                                            For the three months ended
                                                                      March 31,
                                                        ------------------------------------
                                                            1996                    1995
                                                        ------------            ------------
Cash Available for Distribution:
  Cash flow (1)                                         $    915,349            $    915,996
  Net withdrawals from (deposits to) working
    capital reserves                                          33,474                 (32,609)
                                                        ------------            ------------
      Total cash available for distribution             $    948,823            $    883,387
                                                        ============            ============
  Distributions to:
    General partner (1.01%)                             $      9,583            $      8,922
                                                        ============            ============
    BAC Holders (98.99%)                                $    939,240            $    874,465
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

     The General Partner expects the distribution for the six months ending March 31, 1996 to total approximately $0.58 per BAC, payable on August 29, 1996, or possibly earlier depending on the merger closing date, payable to Series I BAC Holders of record as of the last day in each month during this period.

     Working capital reserves for Series II were $2,273,911 and $2,307,385 as of March 31, 1996 and December 31, 1995, respectively. Of the total distributions made to BAC Holders during the first quarter of 1996, $33,474 was funded from the working capital reserves. During the three months ended March 31, 1995, working capital reserves were increased by $32,609 from surplus operating cash.

     As of March 31, 1996, Series II had cash and cash equivalents of $125,544, unrestricted marketable securities of $929,015, and working capital reserves invested in marketable securities of $2,273,911. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three months ended March 31, 1996 or 1995 for Series II as the cost for the tax-exempt municipal bonds approximated market value throughout these periods.

     The Partnership closely monitors its cash flow and liquidity position for Series II in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series II's net cash provided by operating activities, which consists primarily of receipt of base interest on mortgage loans, for the three months ended March 31, 1996 was adequate to support operating, investing and financing requirements and the payment of declared distributions to BAC Holders and the General Partner. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

                              Results of Operations
                              ---------------------

                                    SERIES I
                                    --------

     The Partnership's Series I net income for the three months ended March 31, 1996 decreased approximately $23,000 or 3% from the corresponding period in 1995 primarily due to merger-related expenses incurred in the first quarter of 1996 of approximately $76,000. Partially offsetting the decrease in net income was an increase in interest from mortgage revenue bonds of approximately $38,000 resulting principally from an increase in rental rates at all of the underlying properties. There were no material increases or decreases in Series I's remaining income or expenses.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The restatement of the 1995 financial statements resulted in increases of $417,326 and $0.18 in the previously reported net income and net income per BAC amounts, respectively, for the first quarter of 1995. Net income per BAC as previously reported for the three months ended March 31, 1995 was $0.14.

     Presented below is a summary of base interest payments for the three months ended March 31, 1996 and 1995 that are due to Series I from the borrowers:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                            For the three months ended March 31, 1996
                               ---------------------------------------------------------------
                                                  Base Interest                      Cumulative
                                                    Paid From       Current Base       Unpaid
                                Current Base       Properties'        Interest        Full Base
                               Interest Due(1)     Operations         Not Paid         Interest
                               ---------------    -------------     ------------     -----------
    Observatory II               $    32,000       $    32,000       $       --      $        --
    Royal Oaks                       267,324           239,962           27,362        1,620,606
    Trailway Pond                    115,122            59,856           55,266          907,738
    Valley Creek                     331,588           252,078           79,510        2,830,691
    White Bear Woods                 327,731           247,206           80,525        2,081,276
                                 -----------       -----------       ----------      -----------
                                 $ 1,073,765       $   831,102       $  242,663      $ 7,440,311
                                 ===========       ===========       ==========      ===========

                                            For the three months ended March 31, 1995
                               ---------------------------------------------------------------
                                                  Base Interest                      Cumulative
                                                    Paid From       Current Base       Unpaid
                                Current Base       Properties'        Interest        Full Base
                               Interest Due(1)     Operations         Not Paid         Interest
                               ---------------    -------------     ------------     -----------
    Observatory II               $    32,000       $    32,000       $       --      $        --
    Royal Oaks                       267,324           213,415           53,909        1,416,382
    Trailway Pond                    115,122            63,194           51,928          688,760
    Valley Creek                     331,588           237,721           93,867        2,463,174
    White Bear Woods                 327,731           246,866           80,865        1,718,622
                                 -----------       -----------       ----------      -----------
                                 $ 1,073,765       $   793,196       $  280,569      $ 6,286,938
                                 ===========       ===========       ==========      ===========

     (1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $225,483 and $176,696 for the three months ended March 31, 1996 and 1995, respectively.

                                    SERIES II
                                    ---------

     The Partnership's Series II net income for the three months ended March 31, 1996 increased approximately $166,000 or 17% from the corresponding period in 1995 primarily due to an increase in interest from mortgage revenue bonds of approximately $219,000 resulting principally from the release of $140,500 in excess tax and insurance reserves relating to three of the underlying properties. Contributing to the increase in interest from mortgage revenue bonds was an increase in rental rates and occupancy at all of the underlying properties. Partially offsetting the increase in net income were merger-related expenses incurred in the first quarter of 1996 of approximately $76,000. There

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

were no material increases or decreases in Series II's remaining income or expenses.

     The restatement of the 1995 financial statements resulted in increases of $572,941 and $0.18 in the previously reported net income and net income per BAC amounts, respectively, for the first quarter of 1995. Net income per BAC as previously reported for the three months ended March 31, 1995 was $0.13.

     Presented below is a summary of base interest payments for the three months ended March 31, 1996 and 1995 that are due to Series II from the borrowers:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                         For the three months ended March 31, 1996
                               ---------------------------------------------------------------
                                                  Base Interest                      Cumulative
                                                    Paid From       Current Base       Unpaid
                                Current Base       Properties'        Interest        Full Base
                               Interest Due(1)    Operations(2)       Not Paid         Interest
                               ---------------    -------------     ------------     -----------
    Ethan's Ridge and
      Ethan's Glen IIB           $   379,688       $   452,083       $       --      $ 1,929,798
    Fountain Place                   496,375           440,262           56,113        5,119,611
    James Street
      Crossing                       333,939           224,664          109,275        1,804,446
    Trailway Pond II                 250,750           152,054           98,696        2,667,402
                                 -----------       -----------       ----------      -----------
                                 $ 1,460,752       $ 1,269,063       $  264,084      $11,521,257
                                 ===========       ===========       ==========      ===========

                                         For the three months ended March 31, 1995
                               ---------------------------------------------------------------
                                                  Base Interest                      Cumulative
                                                    Paid From       Current Base       Unpaid
                                Current Base       Properties'        Interest        Full Base
                               Interest Due(1)     Operations         Not Paid         Interest
                               ---------------    -------------     -------------    -----------
    Ethan's Ridge and
      Ethan's Glen IIB           $   379,688       $   310,916       $    68,772     $ 1,767,296
    Fountain Place                   496,375           330,846           165,529       4,659,896
    James Street
      Crossing                       333,939           261,980            71,959       1,501,688
    Trailway Pond II                 250,750           146,766           103,984       2,244,860
                                 -----------       -----------       -----------     -----------
                                 $ 1,460,752       $ 1,050,508       $   410,244     $10,173,740
                                 ===========       ===========       ===========     ===========

(1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $336,025 and $274,821 for the three months ended March 31, 1996 and 1995, respectively.
(2) Includes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Ridge and Ethan's Glen IIB, Fountain Place and James Street Crossing totalled $107,000, $25,700 and $7,800, respectively.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


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

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


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

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


anticipate that the litigation will have a material adverse affect on the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A report on Form 8-K was filed with the Commission on February 8, 1996 regarding improved terms of a cash merger offer from an affiliate of CAPREIT for redemption of the Partnership's BACs, subject to BAC Holder approval, as well as an agreement in principle to settle two purported class action suits.

     A report on Form 8-K was filed with the Commission on March 22, 1996 regarding the Partnership's filing of preliminary proxy materials with the Commission regarding the previously announced proposed merger.

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

                              Capital Realty Investors Tax Exempt
                               Fund Limited Partnership

                              By:  CRITEF Associates Limited
                                     Partnership
                                     General Partner

                              By:  C.R.I., Inc.
                                   General Partner


May 17, 1996                  By:   /s/ Richard J. Palmer
- --------------------               -----------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant
                                     and as Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
- -------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically