Form 10-Q
period 1996-06-30
CAPITAL REALTY INVESTORS TAX EXEMPT FUND LTD PARTNERSHIP
filed 1996-08-08
CIK 799690

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended        June 30, 1996
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

     As of August 5, 1996, 2,280,000 Series I and 3,238,760 Series II Beneficial Assignee Certificates were outstanding.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996



                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996
             and December 31, 1995  . . . . . . . . . . . . . . .     1

          Statements of Income - for the three and six
             months ended June 30, 1996 and 1995  . . . . . . . .     2

          Statements of Changes in Partners'
             Capital (Deficit) - for the six months ended
             June 30, 1996  . . . . . . . . . . . . . . . . . . .     4

          Statements of Cash Flows - for the six
            months ended June 30, 1996 and 1995   . . . . . . . .     5

          Notes to Financial Statements   . . . . . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . .     29

PART II.  Other Information

Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . .     42

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .     47

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .     48

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .     49

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                                                           BALANCE SHEETS


                                                               ASSETS

                                                                     SERIES I                                SERIES II
                                                          --------------------------------        ------------------------------
                                                             As of               As of               As of             As of
                                                            June 30,          December 31,          June 30,        December 31,
                                                             1996                 1995               1996               1995
                                                          ------------        ------------        ------------      ------------
                                                           (Unaudited)                             (Unaudited)
Investment in mortgage revenue bonds                      $ 30,740,285        $ 30,740,285        $ 43,793,252      $ 43,793,252

Cash and cash equivalents                                       91,841              58,924              70,264            88,986
Marketable securities                                        1,353,070           1,315,182           1,881,213         1,512,281
Working capital reserves invested in
  marketable securities                                      1,346,956           1,284,670           2,283,667         2,307,385
Receivables and other assets                                    22,166              21,958              56,744            36,996
                                                          ------------        ------------        ------------      ------------
     Total assets                                         $ 33,554,318        $ 33,421,019        $ 48,085,140      $ 47,738,900
                                                          ============        ============        ============      ============


                                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Distributions payable                                     $  1,301,344        $  1,243,762        $  1,897,646      $  1,766,776
Accounts payable and accrued expenses                          299,862             198,413             320,229           224,135
                                                          ------------        ------------        ------------      ------------
     Total liabilities                                       1,601,206           1,442,175           2,217,875         1,990,911
                                                          ------------        ------------        ------------      ------------

Partners' capital (deficit):
  General Partner                                             (214,343)           (214,083)           (288,603)         (289,808)
  Beneficial Assignee Certificates
    (BACs) - issued and outstanding,
    2,280,000 of Series I BACs and
    3,238,760 of Series II BACs                             32,167,455          32,192,927          46,155,868        46,037,797
                                                          ------------        ------------        ------------      ------------
     Total partners' capital                                31,953,112          31,978,844          45,867,265        45,747,989
                                                          ------------        ------------        ------------      ------------
     Total liabilities and
       partners' capital                                  $ 33,554,318        $ 33,421,019        $ 48,085,140      $ 47,738,900
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                                                   STATEMENTS OF INCOME

                                                        (Unaudited)


                                                                                        SERIES I
                                                              ---------------------------------------------------------------
                                                               For the three months ended         For the six months ended
                                                                        June 30,                           June 30,
                                                              ----------------------------      -----------------------------
                                                                  1996            1995              1996             1995
                                                              ------------    ------------      ------------     ------------
Interest from mortgage revenue bonds                          $    746,334    $    658,558      $  1,577,436     $  1,451,754
                                                              ------------    ------------      ------------     ------------
Other income (expenses):
  Other interest income                                             23,435          21,392            45,281           33,715
  Merger-related expenses                                         (158,087)             --          (234,126)              --
  General and administrative                                       (42,962)        (42,711)          (77,225)         (93,337)
  Professional fees                                                (13,463)         (7,581)          (35,754)         (18,941)
                                                              ------------    ------------      ------------     ------------
                                                                  (191,077)        (28,900)         (301,824)         (78,563)
                                                              ------------    ------------      ------------     ------------
  Net income                                                  $    555,257    $    629,658      $  1,275,612     $  1,373,191
                                                              ============    ============      ============     ============

Net income allocated to General Partner (1.01%)               $      5,608    $      6,359      $     12,884     $     13,869
                                                              ============    ============      ============     ============
Net income allocated to BAC Holders (98.99%)                  $    549,649    $    623,299      $  1,262,728     $  1,359,322
                                                              ============    ============      ============     ============
Net income per BAC                                            $       0.24    $       0.28      $       0.55     $       0.60
                                                              ============    ============      ============     ============
BACs outstanding                                                 2,280,000       2,280,000         2,280,000        2,280,000
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                                                        STATEMENTS OF INCOME

                                                             (Unaudited)


                                                                                        SERIES II
                                                              ---------------------------------------------------------------
                                                               For the three months ended         For the six months ended
                                                                        June 30,                           June 30,
                                                              ----------------------------      -----------------------------
                                                                  1996            1995              1996             1995
                                                              ------------    ------------      ------------     ------------
Interest from mortgage revenue bonds                          $  1,032,970    $  1,047,325      $  2,302,033     $  2,097,833
                                                              ------------    ------------      ------------     ------------

Other income (expenses):
  Other interest income                                             41,287          42,848            82,320           65,880
  Merger-related expenses                                         (157,772)             --          (233,811)              --
  General and administrative                                       (46,679)        (49,600)          (85,631)        (110,562)
  Professional fees                                                (17,456)        (12,128)          (47,989)         (26,223)
                                                              ------------    ------------      ------------     ------------
                                                                  (180,620)        (18,880)         (285,111)         (70,905)
                                                              ------------    ------------      ------------     ------------
Net income                                                    $    852,350    $  1,028,445      $  2,016,922     $  2,026,928
                                                              ============    ============      ============     ============
Net income allocated to General Partner (1.01%)               $      8,609    $     10,387      $     20,371     $     20,472
                                                              ============    ============      ============     ============
Net income allocated to BAC Holders (98.99%)                  $    843,741    $  1,018,058      $  1,996,551     $  2,006,456
                                                              ============    ============      ============     ============
Net income per BAC                                            $       0.26    $       0.31      $       0.62     $       0.62
                                                              ============    ============      ============     ============
BACs outstanding                                                 3,238,760       3,238,760         3,238,760        3,238,760
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                           For the six months ended June 30, 1996

                                        (Unaudited)



                                                                                   SERIES I
                                                                ----------------------------------------------
                                                                 Beneficial
                                                                  Assignee
                                                                Certificate        General
                                                                  Holders          Partner           Total
                                                                ------------     -----------      ------------
Balance, December 31, 1995                                      $ 32,192,927     $  (214,083)     $ 31,978,844

  Net income                                                       1,262,728          12,884         1,275,612

  Distributions paid or accrued of $0.565 per BAC
    (including return of capital of $0.01 per BAC)                (1,288,200)        (13,144)       (1,301,344)
                                                                ------------     -----------      ------------
Balance, June 30, 1996                                          $ 32,167,455     $  (214,343)     $ 31,953,112
                                                                ============     ===========      ============




                                                                                   SERIES II
                                                                ----------------------------------------------
                                                                 Beneficial
                                                                  Assignee
                                                                Certificate        General
                                                                  Holders          Partner           Total
                                                                ------------     -----------      ------------
Balance, December 31, 1995                                      $ 46,037,797     $  (289,808)     $ 45,747,989

  Net income                                                       1,996,551          20,371         2,016,922

  Distributions paid or accrued of $0.58 per BAC
    (none of which is return on capital)                          (1,878,480)        (19,166)       (1,897,646)
                                                                ------------     -----------      ------------
Balance, June 30, 1996                                          $ 46,155,868     $  (288,603)     $ 45,867,265
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                                               STATEMENTS OF CASH FLOWS

                                                      (Unaudited)

                                                                                                       SERIES I
                                                                                            ------------------------------
                                                                                               For the six months ended
                                                                                                       June 30,
                                                                                            ------------------------------
                                                                                                1996              1995
                                                                                            ------------      ------------
Cash flows from operating activities:
  Net income                                                                                $  1,275,612      $  1,373,191
  Adjustments to reconcile net income to net cash provided by operating activities:
    (Increase) decrease in receivables and other assets                                             (208)            4,868
    Increase (decrease) in accounts payable and accrued expenses                                 101,449           (25,748)
                                                                                            ------------      ------------
      Net cash provided by operating activities                                                1,376,853         1,352,311
                                                                                            ------------      ------------

Cash flows from investing activities:
  Sale of marketable securities                                                                  962,286         1,211,451
  Purchase of marketable securities                                                           (1,000,174)       (1,376,371)
  Deposits to working capital reserves invested in marketable
    securities                                                                                   (62,286)         (124,544)
                                                                                            ------------      ------------
      Net cash used in investing activities                                                     (100,174)         (289,464)
                                                                                            ------------      ------------

Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                                            (1,243,762)       (1,151,631)
                                                                                            ------------      ------------
Net increase (decrease) in cash and cash equivalents                                              32,917           (88,784)

Cash and cash equivalents, beginning of period                                                    58,924           103,864
                                                                                            ------------      ------------
Cash and cash equivalents, end of period                                                    $     91,841      $     15,080
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                                                                      SERIES II
                                                                                            ------------------------------
                                                                                               For the six months ended
                                                                                                       June 30,
                                                                                            ------------------------------
                                                                                                1996              1995
                                                                                            ------------      ------------
Cash flows from operating activities:
  Net income                                                                                $  2,016,922      $  2,026,928
  Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in receivables and other assets                                                     (19,748)          (41,356)
    Increase (decrease) in accounts payable and accrued expenses                                  96,094           (15,698)
                                                                                            ------------      ------------
      Net cash provided by operating activities                                                2,093,268         1,969,874
                                                                                            ------------      ------------

Cash flows from investing activities:
  Sale of marketable securities                                                                2,417,379         3,522,098
  Purchase of marketable securities                                                           (2,786,311)       (3,646,595)
  Withdrawals from (deposits to) working capital reserves
    invested in marketable securities                                                             23,718          (299,056)
                                                                                            ------------      ------------
      Net cash used in investing activities                                                     (345,214)         (423,553)
                                                                                            ------------      ------------

Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                                            (1,766,776)       (1,635,903)
                                                                                            ------------      ------------
Net decrease in cash and cash equivalents                                                        (18,722)          (89,582)

Cash and cash equivalents, beginning of period                                                    88,986           101,283
                                                                                            ------------      ------------
Cash and cash equivalents, end of period                                                    $     70,264      $     11,701
                                                                                            ============      ============












                   The accompanying notes are an integral part
                         of these financial statements.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRITEF Associates Limited Partnership (the General Partner), the accompanying unaudited financial statements of Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

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

     The financial statements for the three and six months ended June 30, 1995 have been restated to conform to 1996 presentation, as well as to conform with the restated 1995 financial statements as discussed in
Note 3.

2.   MERGER PROPOSAL

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
On that date, another CAPREIT affiliate entered into a merger agreement with Capital Realty Investors Tax Exempt Fund III Limited Partnership (CRITEF III), a similar tax exempt bond fund sponsored by CRI. The two merger agreements are independent of one another, but the closing of each merger is conditioned on closing of the other, at CARPEIT's election. Another affiliate of CAPREIT is the property manager for four of the five properties securing the bonds held by Series I, and all five properties securing the bonds in Series II. All nine properties managed by the CAPREIT affiliate had defaulted with respect to their mortgage loans held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in both Series I and Series II will be redeemed for cash and the interests represented by such BACs will be canceled. The agreement for the proposed merger has been modified to improve the terms of the original proposal. Under the original proposal, the redemption amount per BAC was to be $13.761 and $13.313 for Series I and Series II, respectively. Under the most recent modification, the Third Amended and Restated Agreement and Plan of Merger (Restated Merger Agreement), all of the BACs will be redeemed for cash at a redemption price of $14.28 per BAC, net to the holder, without interest, subject to upward adjustment based on Available Cash (as defined in the Restated Merger Agreement) to not greater than $14.49 per BAC for Series I, and $14.07 per BAC, net to the holder, without interest, subject to upward adjustment based on Available Cash to not greater than $14.28 per BAC for Series II. In arriving at the base redemption price, the consideration to be paid to BAC holders in the mergers has been reduced by the fees and expenses payable to counsel for the plaintiffs in certain class action litigation, as discussed in Note 6. If there is any upward adjustment to the base redemption price based on Available Cash, plaintiffs' counsel shall be

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

entitled to an additional amount equal to 20% of the increased amount, up to a maximum of $75,000.

     The BAC Holders will also vote upon the sale of the Partnership's General Partner's interest to an affiliate of CAPREIT immediately prior to consummation of the proposed merger. CAPREIT has agreed to pay the General Partner $500,000 in consideration for its 1.01% general partner interest in the Partnership.

     CAPREIT and/or its designee will also acquire accounts receivables held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of both Series I and Series II. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the Restated Merger Agreement, CAPREIT will pay the discounted amount of $511,680 and $770,835 to CRI for the fees of Series I and Series II, respectively, accrued through June 30, 1995. The amounts to be paid to CRI represent approximately 42% of the total accrued fees owed to CRI. Also, CAPREIT will pay $265,968 and $391,296 to CRIIMI for the fees of Series I and Series II, respectively, accrued from July 1, 1995 through June 30, 1996, which represents 100% of the fees which are expected to be owed to CRIIMI for that period. From July 1, 1996 to the closing of the proposed merger, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $22,164 and $32,608 per month for Series I and Series II, respectively.

     Each of the affiliates of the Partnership formed to take title to properties and assume the existing indebtedness when the original unaffiliated borrowers defaulted (Owner Partnerships) has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (based on the fair market value of the property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases substantially prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships. This feature was required by CAPREIT as a material business term of the merger.

     Consummation of the merger is contingent upon the approval of a majority of combined Series I and Series II BAC Holders, voting together as one class. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. Favorable opinions from an independent investment banking firm were issued on March 14, 1996. As of August 5, 1996, the independent investment banking firm is updating their analysis regarding the fairness of the redemption amount to BAC Holders from a financial point of view. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is received by the SEC. A preliminary proxy statement has been filed with the SEC, and the Partnership is awaiting the SEC's clearance. The definitive proxy materials include a full description of the proposed merger and the independent fairness opinions.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

     In accordance with the Restated Merger Agreement, CAPREIT is to pay the legal costs incurred by the Partnership associated with the proposed merger, upon consummation of the proposed merger. As the Partnership is not responsible for payment of these costs, they have not been reflected in the accompanying financial statements. However, in the event that the proposed merger is not consummated with CAPREIT, the Partnership will be responsible for these costs, as discussed below. As of August 5, 1996, the Partnership had incurred legal costs of approximately $45,000 for Series I and II, respectively, related to the proposed merger. There is no reasonable estimate of remaining legal costs to be incurred by the Partnership related to the proposed merger.

     In the event the Restated Merger Agreement is terminated or abandoned under the specified circumstances, the Partnership may be liable for the payment of a fee equal of $2,250,000 with respect to such terminated or abandoned Restated Merger Agreement if there is a Fiduciary Out Termination (as defined in the Restated Merger Agreement), a Triggering Event (as defined in the Restated Merger Agreement) or the Partnership consummates an alternative transaction within 270 days of the date of termination or abandonment of such Restated Merger Agreement.

     In addition, if the Restated Merger Agreement is terminated or abandoned due to (i) a Fiduciary Out Termination, (ii) a willful and material breach by the Partnership or any applicable Owner Partnership (other than a breach of the representations and warranties), (iii) the failure by the Partnership or any of such Owner Partnerships to perform in all material respects its obligations and duties thereunder, or (iv) a termination of such Restated Merger Agreement by such CAPREIT affiliate because the Partnership shall have settled designated actions for an amount in excess of an agreed upon amount or such settlement or compromise contains terms to which such CAPREIT affiliate reasonably objects, then the Partnership shall bear all of its own expenses, as mentioned above, and reimburse such CAPREIT affiliate and its affiliates for reasonable out-of-pocket expenses (including, without limitation, all fees and expenses of counsel, and its financing sources and consultants to the CAPREIT affiliate and its affiliates) in connection with such merger and related transactions and the
proxy statement.   In no event, however, shall the amount paid to reimburse
expenses under the Restated Merger Agreement exceed $2,500,000.

     During February 1996, the General Partner received an inquiry concerning the possible acquisition of the funds from a group of investors led by Mr. Terry McNellis and Mr. Gary Petrucci, of Piper Jaffrey Inc., and Mr. David Brierton and Mr. Jack Safar, of Dominium Management Services Inc. (collectively, the Dominium Group). The Dominium Group executed confidentiality and non-circumvention agreements, and by the beginning of April 1996, the Partnership had provided the Dominium Group with all of the due diligence materials they had requested. Thereafter, the General Partner did not hear from any representative of the Dominium Group again until June 28, 1996, just days prior to the initially scheduled date for the fairness hearing to be held on the Stipulation of Settlement in the Zakin and Wingard putative class actions (the Zakin and Wingard Actions), as discussed in Note 6.

     On June 28, 1996, counsel to the plaintiffs in the Zakin and Wingard Actions and the Partnership received a letter from Dominium Tax Exempt Fund L.L.P. (Dominium), which was signed by Mr. Safar of the Dominium Group, indicating an interest in entering into merger agreements with the Partnership having similar terms as the merger agreement and purportedly offering the BAC

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

Holders of the Partnership and CRITEF III an aggregate merger consideration of approximately $168,230,000. After reviewing the Dominium letter, the General Partner determined that Dominium had not demonstrated any firm financing ability. Notwithstanding such determination, the General Partner, in a letter dated July 3, 1996, notified Dominium that they would make documents available to Dominium for its due diligence. The General Partner, however, also cautioned Dominium that they would not jeopardize the merger agreements with CAPREIT by an unwarranted delay while Dominium and its potential lenders continued to study the Partnership and the mortgage revenue bonds and complete their due diligence.

     On July 12, 1996, the Partnership received copies of correspondence from Dominium to counsel for the plaintiffs in the Zakin and Wingard Actions, indicating that Dominium had received a purported financing commitment, subject to payment of a fee and satisfactory results of a 21 business day due diligence period. Representatives of Dominium came to the General Partners' offices on July 11, 12, 26, 29 and 30, 1996 to conduct such review.

3.   INVESTMENTS

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: held to maturity, available for sale, and trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on consolidation of the Owner Partnerships in accordance with the Securities and Exchange Commission
(SEC) rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the SEC staff, the Partnership agreed to account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. The Partnership did not recognize any impairment losses during the three or six months ended June 30, 1996 or 1995. Since all of the underlying mortgage loans, except Observatory II, are in default, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

     The restatement of the 1995 financial statements resulted in increases of $374,989 and $792,315 in the previously reported net income for the three and six months ended June 30, 1995, respectively, for Series I, and increases of

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

$410,106 and $983,047 in the previously reported net income for the three and six months ended June 30, 1995, respectively, for Series II. The restatement of the 1995 financial statements also resulted in increases of $0.17 and $0.35 in the previously reported net income per BAC for the three and six months ended June 30, 1995, respectively, for Series I, and increases of $0.12 and $0.30 in the previously reported net income per BAC for the three and six months ended June 30, 1995, respectively, for Series II. Net income per BAC as previously reported was $.11 and $.25 for the three and six months ended June 30, 1995, respectively, for Series I, and $.19 and $.32 for the three and six months ended June 30, 1995, respectively, for Series II.

                                    SERIES I
                                    --------

     The five original Series I mortgage loans securing the mortgage revenue bonds, with current aggregate principal and carrying amounts of $44,155,000 and $30,740,285, respectively, went into default, resulting in title transfer by actual foreclosure(one) or deeds in lieu of foreclosure (four) to Owner Partnerships which assumed the existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Observatory II, Royal Oaks, Trailway Pond and Valley Creek transfers.

     In conjunction with the transfer of the Royal Oaks deed to an Owner Partnership, the Royal Oaks mortgage revenue bond was modified. The Part-nership, based on information and advice from outside counsel, believes that the modification does not adversely affect the tax-exempt nature of the Royal Oaks bond interest. The modification complied with IRS guidelines in effect at that time. The IRS has since issued Final Regulations Section 1.1001-3, which
applies only to modifications made on or after September 24, 1996.   The General
Partner believes that the modification to the Royal Oaks mortgage revenue bond was consistent with the relevant tax authority which existed at the time of the modification and has, therefore, not jeopardized the tax-exempt status of the Royal Oaks mortgage revenue bond. However, there can be no assurance as to the tax-exempt status of the Royal Oaks mortgage revenue bond at present.

     Presented below is a summary of base interest payments for the six months ended June 30, 1996 and 1995 that are due to Series I from the borrowers:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

                                              For the six months ended June 30, 1996
                            ------------------------------------------------------------------------
                                                  Base Interest                          Cumulative
                                                    Paid From         Current Base         Unpaid
                             Current Base          Properties'          Interest          Full Base
                            Interest Due(1)        Operations           Not Paid           Interest
                            ---------------       -------------       ------------       -----------
Observatory II              $       64,000        $      64,000       $         --       $        --
Royal Oaks                         534,648              449,712             84,936         1,678,180
Trailway Pond                      230,244              120,264            109,980           962,452
Valley Creek                       663,176              471,557            191,619         2,942,800
White Bear Woods                   655,463              471,903            183,560         2,184,311
                              ------------         ------------        -----------       -----------
                              $  2,147,531         $  1,577,436        $   570,095       $ 7,767,743
                              ============         ============        ===========       ===========

                                              For the six months ended June 30, 1995
                            ------------------------------------------------------------------------
                                                  Base Interest                          Cumulative
                                                    Paid From         Current Base         Unpaid
                             Current Base          Properties'          Interest          Full Base
                            Interest Due(1)        Operations           Not Paid           Interest
                            ---------------       -------------       ------------       -----------
Observatory II              $        64,000       $      64,000       $        --        $        --
Royal Oaks                          534,648             391,387            143,261         1,505,734
Trailway Pond                       230,244             124,374            105,870           742,702
Valley Creek                        663,176             446,584            216,592         2,585,899
White Bear Woods                    655,463             425,409            230,054         1,867,811
                            ---------------        ------------        -----------       -----------
                            $     2,147,531        $  1,451,754        $   695,777       $ 6,702,146
                              =============        ============        ===========       ===========

     (1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $464,087 and $366,455 for the six months ended June 30, 1996 and 1995, respectively.

     Contingent interest is recognized as revenue when collected. No contingent interest was received or accrued by Series I during the three or six months ended June 30, 1996 or 1995. Contingent interest due for Series I as of June 30, 1996 and December 31, 1995 amounted to $21,404,029 and $20,083,162, respectively.

     As of June 30, 1996, Series I had cash and cash equivalents of $91,841, unrestricted marketable securities of $1,353,070 and working capital reserves invested in marketable securities of $1,346,956. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

investments in marketable securities into the available for sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three or six months ended June 30, 1996 or 1995 for Series I as the cost for the tax-exempt municipal bonds approximated market value throughout the respective periods.

                                    SERIES II
                                    ---------

     The five original Series II mortgage loans securing the mortgage revenue bonds with aggregate principal and carrying amounts of $62,608,001 and $43,793,252, respectively, went into default, resulting in deeds in lieu of foreclosure to Ownership Partnerships which assumed the existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Code (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax exempt status.) The bond counsel opinions were obtained in connection with the Ethan's Ridge and Ethan's Glen IIB, Fountain Place and Trailway Pond II transfers.

     Presented below is a summary of base interest payments for the six months ended June 30, 1996 and 1995 that are due to Series II from the borrowers:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued



                                              For the six months ended June 30, 1996
                            -------------------------------------------------------------------------
                                                  Base Interest                          Cumulative
                                                    Paid From         Current Base         Unpaid
                             Current Base          Properties'          Interest          Full Base
                            Interest Due(1)       Operations(2)         Not Paid           Interest
                            ---------------       -------------       ------------       -----------
Ethan's Ridge and
  Ethan's Glen IIB          $       759,375       $     758,194       $      1,181       $ 2,003,374
Fountain Place                      992,750             806,373            186,377         5,249,875
James Street
  Crossing                          667,879             470,000            197,879         1,893,050
Trailway Pond II                    501,500             267,465            234,035         2,802,741
                            ---------------       -------------       ------------       -----------
                            $    2,921,504        $   2,302,032       $    619,472       $11,949,040
                            ==============        =============       ============       ===========

                                              For the six months ended June 30, 1995
                            -------------------------------------------------------------------------
                                                  Base Interest                          Cumulative
                                                    Paid From         Current Base         Unpaid
                             Current Base          Properties'          Interest          Full Base
                            Interest Due(1)        Operations           Not Paid           Interest
                            ---------------       -------------       -------------      ------------
    Ethan's Ridge and
      Ethan's Glen IIB      $       759,375       $     612,239       $     147,136      $  1,845,660
    Fountain Place                  992,750             681,787             310,963         4,805,330
    James Street
      Crossing                      667,879             520,548             147,331         1,577,060
    Trailway Pond II                501,500             283,259             218,241         2,359,117
                            ---------------        ------------        ------------      ------------
                            $     2,921,504       $   2,097,833        $    823,671      $ 10,587,167
                            ===============       =============        ============      ============

(1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $690,400 and $567,098 for the six months ended June 30, 1996 and 1995, respectively.
(2) Includes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Ridge and Ethan's Glen IIB, Fountain Place and James Street Crossing totalled $107,000, $25,700 and $7,800, respectively.

     Contingent interest is recognized as revenue when collected. No contingent interest was received or accrued by Series II during the three or six months

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

ended June 30, 1996 or 1995. Contingent interest due for Series II as of June 30, 1996 and December 31, 1995 amounted to $29,984,679 and $27,897,543, respectively.

     As of June 30, 1996, Series II had cash and cash equivalents of $70,264, unrestricted marketable securities of $1,881,213, and working capital reserves invested in marketable securities of $2,283,667. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the available for sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three or six months ended June 30, 1996 or 1995 for Series II as the cost for the tax-exempt municipal bonds approximated market value throughout these periods.

                                 SERIES I and II
                                 ---------------

     In April 1991, the U.S. Supreme Court decided a case, Cottage Savings Association V. Commissioner (Cottage Savings) that could be interpreted to impact then existing authority addressing the modification of debt instruments. In response to this decision, on June 26, 1996, the IRS issued Final Regulations
Section 1.1001-3 which specifically address the tax consequences of modifications of debt instruments. Among other things, these regulations provide that certain modifications of the current interest payments or the maturity date of a debt instrument will be treated as a taxable exchange of the original instrument for the modified debt instrument. As a result, certain future modifications of the mortgage loans which secure the mortgage revenue bonds could be treated as a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. Any reissuance without the cooperation of the mortgage revenue bond issuers would result in the loss of the tax-exempt status of the mortgage revenue bonds. Such issuers might cooperate and consent to the reissuance; however, there can be no assurance that such issuers would do so or would not impose additional requirements that could have an adverse impact on the mortgage revenue bonds. Even if issuer consent were obtained, all accrued and unpaid interest of the existing mortgage loans would have to be written off. The write-off of accrued and unpaid interest would not be recoverable upon ultimate disposition or payoff of the mortgage revenue bond and would instead accrue to the benefit of the Owner Partnership to the extent realized.

     Final Regulations Section 1.1001-3 will become effective only with respect to modifications made on or after September 24, 1996. It is unclear at this time what effect the Cottage Savings decision may have on modifications that have already been made to mortgage loans which secure the mortgage revenue bonds. The General Partner believes that the modifications which have already been made were consistent with the relevant tax authority that existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, there can be no assurance as to the tax-exempt status of the mortgage revenue bonds at present.

     The General Partner's ongoing strategy had been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, discussed in Note 2, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

4.   DISTRIBUTIONS TO BAC HOLDERS

     The Partnership expects to continue to make distributions to BAC Holders on a semi-annual basis. The Restated Merger Agreement stipulates that 1996 distributions cannot exceed $0.09417 and $0.09667 per BAC per month for Series I and Series II, respectively. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions other than as set forth in the Restated Merger Agreement. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II in Series I), therefore, the distributions to BAC Holders may fluctuate from current levels. The General Partner seeks to optimize cash flow from the properties owned by the Owner Partnerships. Despite these efforts, the amounts paid to the Partnership from the borrowers may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables.

                                    SERIES I
                                    --------

     The following distributions were paid or accrued to BAC Holders of record during the six months ended June 30, 1996 and 1995:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued


                                                          1996                                       1995
                                                    Distributions to                           Distributions to
                                                       BAC Holders                                BAC Holders
                                              -----------------------------              -----------------------------
Quarter Ended                                   Total               Per BAC                Total               Per BAC
- -------------                                 ----------            -------              ----------            -------
March 31,                                     $  644,100            $0.2825              $  615,600            $0.2700
June 30,                                         644,100             0.2825                 615,600             0.2700
                                              ----------            -------              ----------            -------
                                              $1,288,200            $0.5650              $1,231,200            $0.5400
                                              ==========            =======              ==========            =======

     Distributions to BAC Holders for the three and six months ended June 30, 1996 and 1995 were funded as follows:


                                                       For the three months ended           For the six months ended
                                                                June 30,                             June 30,
                                                      ----------------------------        -----------------------------
                                                          1996            1995                1996             1995
                                                      ------------    ------------        ------------     ------------
Cash Available for Distribution:
  Cash flow (1)                                       $    679,348    $    630,894        $  1,363,630     $  1,368,306
  Net deposits to working capital reserves                 (28,676)         (9,013)            (62,286)        (124,544)
                                                      ------------    ------------        ------------     ------------
      Total cash available for distribution           $    650,672    $    621,881        $  1,301,344     $  1,243,762
                                                      ============    ============        ============     ============
  Distributions to:
    General partner (1.01%)                           $      6,572    $      6,281        $     13,144     $     12,562
                                                      ============    ============        ============     ============
    BAC Holders (98.99%)                              $    644,100    $    615,600        $  1,288,200     $  1,231,200
                                                      ============    ============        ============     ============

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

                                    SERIES II
                                    ---------

     The following distributions were paid or accrued to BAC Holders of record during the six months ended June 30, 1996 and 1995:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued


                                                          1996                                       1995
                                                    Distributions to                           Distributions to
                                                       BAC Holders                                BAC Holders
                                              -----------------------------              -----------------------------
Quarter Ended                                   Total               Per BAC                Total               Per BAC
- -------------                                 ----------            -------              ----------            -------
March 31,                                     $  939,240            $0.2900              $  874,465            $0.2700
June 30,                                         939,240             0.2900                 874,465             0.2700
                                              ----------            -------              ----------            -------
                                              $1,878,480            $0.5800              $1,748,930            $0.5400
                                              ==========            =======              ==========            =======


     Distributions to BAC Holders for the three and six months ended June 30, 1996 and 1995 were funded as follows:


                                                       For the three months ended           For the six months ended
                                                                June 30,                             June 30,
                                                      ----------------------------        -----------------------------
                                                          1996            1995                1996             1995
                                                      ------------    ------------        ------------     ------------
Cash Available for Distribution:
  Cash flow (1)                                       $    958,579    $  1,149,834        $  1,873,928     $  2,065,830
  Net (deposits to) withdrawals from working
    capital reserves                                        (9,756)       (266,447)             23,718         (299,056)
                                                      ------------    ------------        ------------     ------------
      Total cash available for distribution           $    948,823    $    883,387        $  1,897,646     $  1,766,774
                                                      ============    ============        ============     ============
  Distributions to:
    General partner (1.01%)                           $      9,583    $      8,922        $     19,166     $     17,844
                                                      ============    ============        ============     ============
    BAC Holders (98.99%)                              $    939,240    $    874,465        $  1,878,480     $  1,748,930
                                                      ============    ============        ============     ============

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

5.   INCOME TAXES

     For income tax purposes, base interest income is accrued when earned. The accrual of base interest is discontinued when, at the time of accrual, ultimate collectibility of the base interest due is considered unlikely. Once a loan has been placed in a non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the uncertainty of collection of unpaid base interest is eliminated. All loans except Observatory II were on non-accrual status throughout the six months ended June 30, 1996 and 1995; therefore, for income tax purposes, income was recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. No contingent interest was recognized for the three and six months ended June 30, 1996 or 1995.

     For federal income tax purposes, the investments in all of the mortgage revenue bonds are treated as loans, interest on which is exempt from regular federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   INCOME TAXES - Continued

                                                              SERIES I
                                                              --------


                                                           For the three months ended            For the six months ended
                                                                    June 30,                              June 30,
                                                          ----------------------------         -----------------------------
                                                              1996            1995                 1996             1995
                                                          ------------    ------------         ------------     ------------
Financial statement net income                            $    555,257    $    629,658         $  1,275,612     $  1,373,191
Adjustment for timing of municipal income
  recognition                                                  124,476           1,233               88,401           (4,887)
                                                          ------------    ------------         ------------     ------------
Municipal income, net for tax purposes                    $    679,733    $    630,891         $  1,364,013     $  1,368,304
                                                          ============    ============         ============     ============
Municipal income per BAC outstanding                      $       0.30    $       0.27         $       0.60     $       0.59
                                                          ============    ============         ============     ============


                                                              SERIES II
                                                              ---------


                                                           For the three months ended            For the six months ended
                                                                    June 30,                              June 30,
                                                          ----------------------------         -----------------------------
                                                              1996            1995                 1996             1995
                                                          ------------    ------------         ------------     ------------
Financial statement net income                            $    852,350    $  1,028,445         $  2,016,922     $  2,026,928
Adjustment for timing of municipal income
  recognition                                                  121,046         121,390             (128,180)          38,901
                                                          ------------    ------------         ------------     ------------
Municipal income, net for tax purposes                    $    973,396    $  1,149,835         $  1,888,742     $  2,065,829
                                                          ============    ============         ============     ============
Municipal income per BAC outstanding                      $       0.30    $       0.35         $       0.58     $       0.63
                                                          ============    ============         ============     ============


     A publicly traded partnership is treated as a corporation for income tax purposes unless it meets certain exceptions. To qualify under these exceptions, the General Partner annually invests in de minimis taxable investments for both Series I and Series II.

6.   LITIGATION

     On September 22, 1995, Irving Zakin commenced a putative class action (the Zakin Action) against the Partnership, its general partner (CRITEF Associates

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

Limited Partnership), its Assignor Limited Partner (CRITEF, Inc.), CRI, William
B. Dockser, H. William Willoughby, CRITEF III, CRITEF III Associates Limited Partnership, CRITEF III, Inc., and CAPREIT (collectively, the Defendants) in the court of Chancery of the State of Delaware in New Castle County (the Chancery Court) (C.A. No. 14558). The complaint alleges, among other things, that the price offered to the BAC Holders in the Mergers at the time the complaint was filed was inadequate, and that the Defendants breached their fiduciary duty to the BAC Holders, or aided and abetted such a breach, engaged in self-dealing and misled BAC Holders, in connection with the proposed Mergers. The suit seeks to enjoin the proposed merger, to obtain damages in an unspecified amount for the BAC Holders, and to compel the Defendants to maximize the amount paid to the BAC Holders and consider unspecified alternatives to the proposed merger.

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

     On January 31, 1996, the Defendants and the plaintiffs and their respective attorneys reached a tentative settlement of the Zakin and Wingard Actions memorialized in a Memorandum of Understanding (the Memorandum), dated as of such date. In accordance with the Memorandum, the merger agreements were amended on January 31, 1996, to provide that (a) the aggregate cash consideration to be paid to the BAC Holders of the Partnership and CRITEF III was increased by $8.5 million from $150.0 million to $158.5 million (subject to the adjustment up or down based upon available cash), and (b) the aggregate amount payable in consideration for the Accrued Fees payable to CRI for the Partnership and CRITEF III was reduced to no more than $2,000,000 (subsequently reduced to $1,950,000) as compared with $4,023,000 provided for in the original merger agreement. The Defendants also agreed that they would not object to an application for attorneys' fees and reimbursement of out-of-pocket expenses of plaintiffs' counsel for up to 20% of the improved Merger consideration negotiated by them with such fees and expenses as are awarded by the Court to plaintiffs' counsel to be paid from the improved Merger consideration negotiated by them. Subsequently, the parties agreed that the maximum amount of fees and expenses for the Partnership and CRITEF III, assuming the merger is consummated, shall be $1,700,000, plus an amount equal to 20% (up to a maximum of $75,000) of any adjustment amount at closing. These fees will reduce the cash paid to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees. Counsel for the plaintiffs and experts retained by them have reviewed voluminous documents relating to the proposed merger, and have taken depositions of representatives of the General Partner and CAPREIT and Oppenheimer and Co., Inc. the fairness opinion provider.

     On May 16, 1996, the defendants and the plaintiffs filed the Stipulation and Agreement of Settlement with the Chancery Court, and sought preliminary approval of the putative classes (the Class) and approval of a form of notice to

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

the Class of the proposed Settlement. The Stipulation of Settlement contemplates the complete discharge, settlement and release of all claims that have been, could have been, or in the future might be asserted in any action or any other proceeding in connection with the proposed merger.

     The Stipulation of Settlement also permits plaintiffs to terminate the proposed settlement if, in their opinion, a superior financial offer is presented for the Partnership. It is expected that a hearing to determine whether the settlement is fair, reasonable and in the best interest of the Class will be held in early August, 1996.

     Martin C. Schwartzberg, formerly a general partner of the General Partner, is a former shareholder and executive officer of CRI who retired from CRI as of January 1, 1990. In connection therewith, he relinquished his general partner duties for all CRI-sponsored partnerships, including those of the General Partner. In February 1996, Mr. Schwartzberg publicly stated that he would oppose the proposed merger until the Partnership made its financial statements and the financial statements of the Owner Partnerships publicly available. The financial statements of the Partnership are included in this Form 10-Q and have been filed quarterly. The financial statements of the Owner Partnerships were filed as exhibits to Current Reports on Form 8-K, filed with the SEC by the Partnership on March 25, 1996. As discussed below, Mr. Schwartzberg has since reviewed the requested information and has determined to support the merger.

     On November 9, 1995, CRI filed a complaint seeking declaratory relief in the Circuit Court for Montgomery County, Maryland (the Montgomery Circuit Court) against Capital Management Strategies, Inc. (CMS), a company controlled by Mr. Schwartzberg, to determine the proper amount of fees to be paid in 1996 under an asset management agreement. CMS answered the complaint on January 10, 1996, but asserted no counterclaims. Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of 125 private partnerships sponsored by CRI.

     On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Montgomery County, Maryland Circuit Court, against CRI and Messrs. Dockser and Willoughby alleging, among other things, that the actions of CRI and Messrs. Dockser and Willoughby in connection with the proposed merger involve self-dealing and constitute a breach of their fiduciary duties to Mr. Schwartzberg. Neither the Partnership nor the General Partner was named as a defendant in this action, and Mr. Schwartzberg did not allege that he was a BAC Holder. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims and moved to dismiss or strike the allegations concerning the Partnership and CRIIMI MAE Inc. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity.

     On February 12, 1996, the Montgomery Circuit Court issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from using or disclosing information made confidential under the asset management agreement.

     On February 15, 1996, Mr. Schwartzberg filed suit in the New Castle County, Delaware Chancery Court (the Chancery Court) against the General Partner and CRITEF III Associates Limited Partnership (CRITEF III LP) (collectively, the General Partners) alleging that he had made demands upon the General Partners, in his capacity as a general and limited partner of the General Partner and a

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

limited partner of CRITEF III LP, to inspect and obtain copies of the BAC Holder lists and other documents and that his demands were rejected. On February 23, 1996, the General Partners answered the complaint, admitting that his demands had been rejected and denying that Mr. Schwartzberg is entitled to the materials requested because, among other things, he lacks standing and proper purpose to inspect and obtain copies of the requested materials. Following a hearing on March 6 and 7, 1996, on June 7, 1996, the Chancery Court denied Mr. Schwartzberg's request for relief, holding that Mr. Schwartzberg's request was for an "improper purpose" under Delaware law.

     On February 16, 1996, the Partnership and CRITEF III (collectively, the Partnerships), together with the General Partners, CRI, and CAPREIT, filed suit against Mr. Schwartzberg in the United States District Court for the Southern District of New York, (LAK) (the New York Action). The complaint alleged that Mr. Schwartzberg was engaged in an unlawful solicitation of proxies of the BAC Holders through two press releases he issued. On March 18, 1996, the District Court enjoined Mr. Schwartzberg from (1) making any further solicitation of BAC Holders within the meaning of Section 14(a) of the Securities Exchange Act of 1934 without complying with SEC regulations, and (2) committing any violation of Rule 14a-9 promulgated under the Securities Exchange Act (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships.

     On March 18, 1996, Mr. Schwartzberg filed a counterclaim against the General Partners alleging that three press releases issued by the General Partners and the Partnerships constituted solicitations in violation of the Securities Exchange Act and that they were false and misleading. The counter-defendants denied the allegations. On April 23, 1996, the District Court denied Mr. Schwartzberg's motion for an injunction. The District Court held that an injunction was unwarranted, given the scope and extent of Mr. Schwartzberg's prospects for succeeding on the merits, and the fact that he could show neither a sufficient threat of irreparable injury nor a balance in his favor of the hardships associated with granting or denying an injunction.

     On June 12, 1996, Mr. Schwartzberg withdrew as a general partner of the General Partner of the Partnership, converting his interest to that of a special limited partner.

     On June 13, 1996, pursuant to a resolution of disputes with Mr. Schwartzberg, the parties to the actions in the District Court filed with the District Court a Stipulation of Dismissal with Prejudice.

     After extensive review of the merger agreements, the Partnerships' financial statements and other materials and pursuant to the terms of the agreement between CAPREIT and Mr. Schwartzberg and CMS (the CAPREIT Agreement), Mr. Schwartzberg has advised CAPREIT, the General Partners and the Partnerships that he and his family members and entities under his control (the Schwartzberg Entities) will vote their BACs in favor of the proposed merger and in accordance with the recommendations of the General Partners. In connection therewith, the Schwartzberg Entities have agreed to grant to CAPREIT an irrevocable proxy to vote their interests in the Partnerships.

     The Schwartzberg Entities have agreed not to attempt to (i) dispose of or acquire any interest in the Partnerships or join or participate with any group seeking to do the same, (ii) solicit proxies or participate in a solicitation in

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

opposition to the proposed merger, in opposition to the recommendations of the General Partners with respect to the proposed merger, or to remove the General Partners or seek to have himself or his designee become a general partner of the Partnerships, (iii) make any public statements in opposition to the proposed merger, (iv) make any public statements with respect to, or offer, solicit, or submit a proposal relating to consolidation or combination with the Partnerships, or the admission of new general partners into the Partnerships.

     In addition, Mr. Schwartzberg disclosed that he has had discussions with Lenner Corp. regarding the terms of the offer and the submission of a competing bid. Lenner Corp. declined to submit a competing offer to the Partnership and has entered into a confidentiality and standstill agreement with CAPREIT regarding the proposed merger and the Partnerships.

     Provided that the Schwartzberg Entities comply with the terms of the CAPREIT Agreement, CAPREIT is obligated to cause to be paid into escrow the aggregate amount of $867,000 in four installments over a three year period. These funds will be used for the partial payment of Mr. Schwartzberg's counsel and consultants in connection with their review of the merger agreements, drafts of the preliminary proxy statement filed with the SEC on July 17, 1996, financial information of the Partnership, partnership documents, Delaware-related claims, and other documents. CRI will provide CAPREIT with $400,000 in respect of CAPREIT's obligations under the CAPREIT Agreement, counsel for the plaintiffs in the Zakin and Wingard Actions will provide $100,000 in respect of such payments and Mr. Schwartzberg will provide $33,500 of such payments. No such payments other than the first installment will be paid into escrow until the proposed merger has been consummated and each of the payments is contingent upon there having been no defaults on the part of the Schwartzberg Entities or under the third party standstill agreement.

     The Schwartzberg Entities are personally liable to CAPREIT for any breaches occasioned by them of the CAPREIT Agreement. Mr. Schwartzberg has covenanted to CAPREIT that he will maintain a net worth of at least $3.5 million through December 31, 2002. In the event that the Schwartzberg Entities are in default under the CAPREIT Agreement as a result of a violation of a third party standstill agreement, Mr. Schwartzberg shall pay CAPREIT liquidated damages in accordance with the terms of the CAPREIT Agreement.

     An agreement among Mr. Schwartzberg, CMS and CRI (the CRI Agreement), in addition to providing that Mr. Schwartzberg will not oppose the proposed merger, also provides for a resolution of all disputes between CRI and Mr. Schwartzberg. As part of the CRI Agreement, Mr. Schwartzberg and CRI have agreed not to take any actions which might interfere with each others' business. Mr. Schwartzberg has also retracted any derogatory statements that he previously made about CRI, its principals, and the proposed merger, and has promised not to make any similar statements in the future. Although the CRI Agreement provides that it is legally binding, that agreement contemplates execution of a more detailed agreement (referred to as the Definitive Agreement) and the exchange of full general releases between Mr. Schwartzberg and CRI, and Messrs. Dockser and Willoughby.

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

                                    SERIES I
                                    --------

     Expense reimbursements to an affiliate of the General Partner for the three months and six months ended June 30, 1996, were $39,418 and $60,207, respectively, and for the three and six months ended June 30, 1995, were $21,741 and $54,785, respectively, and are included in general and administrative expense and merger-related expenses in the statements of income.

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

     The following unpaid fees were due to CRI and CRIIMI from the borrowers as of June 30, 1996, and December 31, 1995:

                                                  As of          As of
                                                 June 30,     December 31,
                                                   1996          1995
                                               ------------   ------------
CRI                                            $  1,225,393   $  1,225,393
CRIIMI                                              265,968        132,984
                                               ------------   ------------
     Total                                     $  1,491,361   $  1,358,377
                                               ============   ============

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

     In connection with the Restated Merger Agreement entered into by the Partnership, as discussed in Note 2, unpaid fees accrued through June 30, 1995 will be purchased by CAPREIT from CRI for the discounted amount of $511,680, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees accrued from July 1, 1995 through June 30, 1996 will be purchased by CAPREIT from CRIIMI for $265,968, which represents 100% of the accrued fees which are expected to be owed to CRIIMI for that period. From July 1, 1996 to the closing of the proposed merger, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $22,164 per month.

     Fees paid by the borrowers to CRI/CRICO Mortgage and CRIIMI for the three and six months ended June 30, 1996 and 1995 were as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued


                                                           For the three months ended            For the six months ended
                                                                    June 30,                              June 30,
                                                          ----------------------------         -----------------------------
                                                              1996            1995                 1996             1995
                                                          ------------    ------------         ------------     ------------
CRI/CRICO Mortgage                                        $         --    $      2,500         $         --     $      5,000
CRIIMI                                                           2,500              --                5,000               --
                                                          ------------    ------------         ------------     ------------
     Total                                                $      2,500    $      2,500         $      5,000     $      5,000
                                                          ============    ============         ============     ============


     Owner Partnerships formed to take title to properties are structured as limited partnerships. The Owner Partnerships and the managing general partner of the General Partner have primarily common ownership and are under common control. The Owner Partnerships, rather than the Partnership, became holders of title to the properties in an effort to maintain the tax-exempt nature of interest on the mortgage revenue bonds and to hold the properties until their ultimate disposition. No compensation or fees were paid by the Partnership to the Owner Partnerships or their principals in connection with the transfers of ownership.

     In connection with the Restated Merger Agreement, each of the Owner Partnerships has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value based on the fair market value of the property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases substantially prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships.

                                    SERIES II
                                    ---------

     Expense reimbursements to an affiliate of the General Partner for the three and six months ended June 30, 1996 were $40,921 and $64,948, respectively, and for the three and six months ended June 30, 1995 were $24,955 and $62,568, respectively, and are included in general and administrative expense and merger-related expenses in the statements of income.

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

     The following unpaid fees were due CRI and CRIIMI from the borrowers as of June 30, 1996 and December 31, 1995:

                                                  As of          As of
                                                 June 30,     December 31,
                                                   1996           1995
                                               ------------   ------------
CRI                                            $  1,847,496   $  1,847,496
CRIIMI                                              391,296        195,648
                                               ------------   ------------
     Total                                     $  2,238,792   $  2,043,144
                                               ============   ============

     The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. Any payments made with respect to unpaid fees will be applied against the oldest outstanding fees first. During the six months ended June 30, 1996 and 1995, no fees were paid by the borrowers.

     In connection with the Restated Merger Agreement entered into by the Partnership, as discussed in Note 2, the unpaid fees accrued through June 30, 1995 will be purchased from CRI for the discounted amount of $770,835, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees accrued from July 1, 1995 through June 30, 1996 will be purchased by CAPREIT from CRIIMI for $391,296, which represents 100% of the accrued fees which are expected to be owed to CRIIMI for that period. From July 1, 1996 to the closing of the proposed merger, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $32,608 per month.

     Owner Partnerships formed to take title to properties are structured as limited partnerships. The Owner Partnerships and the managing general partner of the General Partner have primarily common ownership (except for Ethan's Ridge and Ethan's Glen IIB prior to March 14, 1996, as discussed below) and are under common control. The Owner Partnerships, rather than the Partnership, became holders of title to the properties in an effort to maintain the tax-exempt nature of interest on the mortgage revenue bonds and to hold the properties until their ultimate disposition. No compensation or fees were paid by the Partnership to the Owner Partnerships in connection with the transfers of ownership.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

     In connection with the Restated Merger Agreement, each of the Owner Partnerships has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value based on the fair market value of the property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases substantially prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships.

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

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: held to maturity, available for sale, and trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on consolidation of the Owner Partnerships in accordance with the Securities and Exchange Commission
(SEC) rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the SEC staff, the Partnership agreed to account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. The Partnership did not recognize any impairment losses during the three or six months ended June 30, 1996 or 1995. Since all of the underlying mortgage loans, except Observatory II, are in default, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

                                    SERIES I
                                    --------

     The five original Series I mortgage loans securing the mortgage revenue bonds, with current aggregate principal and carrying amounts of $44,155,000 and $30,740,285, respectively, went into default, resulting in title transfer by actual foreclosure(one) or deeds in lieu of foreclosure (four) to Owner Partnerships which assumed the existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

opinions from bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Observatory II, Royal Oaks, Trailway Pond and Valley Creek transfers.

     In conjunction with the transfer of the Royal Oaks deed to an Owner Partnership, the Royal Oaks mortgage revenue bond was modified. The Part-nership, based on information and advice from outside counsel, believes that the modification does not adversely affect the tax-exempt nature of the Royal Oaks bond interest. The modification complied with IRS guidelines in effect at that time. The IRS has since issued Final Regulations Section 1.1001-3, which
applies only to modifications made on or after September 24, 1996.   The General
Partner believes that the modification to the Royal Oaks mortgage revenue bond was consistent with the relevant tax authority which existed at the time of the modification and has, therefore, not jeopardized the tax-exempt status of the Royal Oaks mortgage revenue bond. However, there can be no assurance as to the tax-exempt status of the Royal Oaks mortgage revenue bond at present.

                                    SERIES II
                                    ---------

     The five original Series II mortgage loans securing the mortgage revenue bonds with aggregate principal and carrying amounts of $62,608,001 and $43,793,252, respectively, went into default, resulting in deeds in lieu of foreclosure to Ownership Partnerships which assumed the existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Code (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax exempt status.) The bond counsel opinions were obtained in connection with the Ethan's Ridge and Ethan's Glen IIB, Fountain Place and Trailway Pond II transfers.

                                 SERIES I and II
                                 ---------------

     In April 1991, the U.S. Supreme Court decided a case, Cottage Savings Association V. Commissioner (Cottage Savings) that could be interpreted to impact then existing authority addressing the modification of debt instruments. In response to this decision, on June 26, 1996, the IRS issued Final Regulations
Section 1.1001-3 which specifically address the tax consequences of modifications of debt instruments. Among other things, these regulations provide that certain modifications of the current interest payments or the maturity date of a debt instrument will be treated as a taxable exchange of the original instrument for the modified debt instrument. As a result, certain future modifications of the mortgage loans which secure the mortgage revenue bonds could be treated as a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. Any reissuance without the cooperation of the mortgage revenue bond issuers would result in the loss of the tax-exempt status

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

of the mortgage revenue bonds. Such issuers might cooperate and consent to the reissuance; however, there can be no assurance that such issuers would do so or would not impose additional requirements that could have an adverse impact on the mortgage revenue bonds. Even if issuer consent were obtained, all accrued and unpaid interest of the existing mortgage loans would have to be written off. The write-off of accrued and unpaid interest would not be recoverable upon ultimate disposition or payoff of the mortgage revenue bond and would instead accrue to the benefit of the Owner Partnership to the extent realized.

     Final Regulations Section 1.1001-3 will become effective only with respect to modifications made on or after September 24, 1996. It is unclear at this time what effect the Cottage Savings decision may have on modifications that have already been made to mortgage loans which secure the mortgage revenue bonds. The General Partner believes that the modifications which have already been made were consistent with the relevant tax authority that existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, there can be no assurance as to the tax-exempt status of the mortgage revenue bonds at present.

     The General Partner's ongoing strategy had been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, discussed in Note 2, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

Merger Proposal
- ---------------

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
On that date, another CAPREIT affiliate entered into a merger agreement with Capital Realty Investors Tax Exempt Fund III Limited Partnership (CRITEF III), a similar tax exempt bond fund sponsored by CRI. The two merger agreements are independent of one another, but the closing of each merger is conditioned on closing of the other, at CARPEIT's election. Another affiliate of CAPREIT is the property manager for four of the five properties securing the bonds held by Series I, and all five properties securing the bonds in Series II. All nine properties managed by the CAPREIT affiliate had defaulted with respect to their mortgage loans held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in both Series I and Series II will be redeemed for cash and the interests represented by such BACs will be canceled. The agreement for the proposed merger has been modified to improve the terms of the original proposal. Under the original proposal, the redemption amount per BAC was to be $13.761 and $13.313 for Series I and Series II, respectively. Under the most recent modification, the Third Amended and Restated Agreement and Plan of Merger (Restated Merger Agreement), all of the BACs will be redeemed for cash at a redemption price of $14.28 per BAC, net to the holder, without interest, subject to upward adjustment based on Available Cash (as defined in the Restated Merger Agreement) to not greater than $14.49 per BAC for Series I, and $14.07 per BAC, net to the holder, without interest, subject to upward adjustment based on Available Cash to not greater than $14.28

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

per BAC for Series II. In arriving at the base redemption price, the consideration to be paid to BAC holders in the merger has been reduced by the fees and expenses payable to counsel for the plaintiffs in certain class action litigation, as discussed in Note 6. If there is any upward adjustment to the base redemption price based on Available Cash, plaintiffs' counsel shall be entitled to an additional amount equal to 20% of the increased amount, up to a maximum of $75,000.

     The BAC Holders will also vote upon the sale of the Partnership's General Partner's interest to an affiliate of CAPREIT immediately prior to consummation of the proposed merger. CAPREIT has agreed to pay the General Partner $500,000 in consideration for its 1.01% general partner interest in the Partnership.

     CAPREIT and/or its designee will also acquire accounts receivables held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of both Series I and Series II. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the Restated Merger Agreement, CAPREIT will pay the discounted amount of $511,680 and $770,835 to CRI for the fees of Series I and Series II, respectively, accrued through June 30, 1995. The amounts to be paid to CRI represent approximately 42% of the total accrued fees owed to CRI. Also, CAPREIT will pay $265,968 and $391,296 to CRIIMI for the fees of Series I and Series II, respectively, accrued from July 1, 1995 through June 30, 1996 which represents 100% of the fees which are expected to be owed to CRIIMI for that period. From July 1, 1996 to the closing of the proposed merger, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $22,164 and $32,608 per month for Series I and Series II, respectively.

     Each of the affiliates of the Partnership formed to take title to properties and assume the existing indebtedness when the original unaffiliated borrowers defaulted (Owner Partnerships) has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (based on the fair market value of the property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases substantially prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships. This feature was required by CAPREIT as a material business term of the merger.

     Consummation of the merger is contingent upon the approval of a majority of combined Series I and Series II BAC Holders, voting together as one class. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. Favorable opinions from an independent investment banking firm were issued on March 14, 1996. As of August 5, 1996, the independent investment banking firm is updating their analysis regarding the fairness of the redemption amount to BAC Holders from a financial point of view. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

received by the SEC. A preliminary proxy statement has been filed with the SEC, and the Partnership is awaiting the SEC's clearance. The definitive proxy materials include a full description of the proposed merger and the independent fairness opinions.

     In accordance with the Restated Merger Agreement, CAPREIT is to pay the legal costs incurred by the Partnership associated with the proposed merger, upon consummation of the proposed merger. As the Partnership is not responsible for payment of these costs, they have not been reflected in the accompanying financial statements. However, in the event that the proposed merger is not consummated with CAPREIT, the Partnership will be responsible for these costs, as discussed below. As of August 5, 1996, the Partnership had incurred legal costs of approximately $45,000 for Series I and II, respectively, related to the proposed merger. There is no reasonable estimate of remaining legal costs to be incurred by the Partnership related to the proposed merger.

     In the event the Restated Merger Agreement is terminated or abandoned under the specified circumstances, the Partnership may be liable for the payment of a fee equal of $2,250,000 with respect to such terminated or abandoned Restated Merger Agreement if there is a Fiduciary Out Termination (as defined in the Restated Merger Agreement), a Triggering Event (as defined in the Restated Merger Agreement) or the Partnership consummates an alternative transaction within 270 days of the date of termination or abandonment of such Restated Merger Agreement.

     In addition, if the Restated Merger Agreement is terminated or abandoned due to (1) a Fiduciary Out Termination, (ii) a willful and material breach by the Partnership or any applicable Owner Partnership (other than a breach of the representations and warranties), (iii) the failure by the Partnership or any of such Owner Partnerships to perform in all material respects its obligations and duties thereunder, or (iv) a termination of such Restated Merger Agreement by such CAPREIT affiliate because the Partnership shall have settled designated actions for an amount in excess of an agreed upon amount or such settlement or compromise contains terms to which such CAPREIT affiliate reasonably objects, then the Partnership shall bear all of its own expenses, as mentioned above, and reimburse such CAPREIT affiliate and its affiliates for reasonable out-of-pocket expenses (including, without limitation, all fees and expenses of counsel, and its financing sources and consultants to the CAPREIT affiliate and its affiliates) in connection with such merger and related transactions and the
proxy statement.   In no event, however, shall the amount paid to reimburse
expenses under the Restated Merger Agreement exceed $2,500,000.

     During February 1996, the General Partner received an inquiry concerning the possible acquisition of the funds from a group of investors led by Mr. Terry McNellis and Mr. Gary Petrucci, of Piper Jaffrey Inc., and Mr. David Brierton and Mr. Jack Safar, of Dominium Management Services Inc. (collectively, the Dominium Group). The Dominium Group executed confidentiality and non-circumvention agreements, and by the beginning of April 1996, the Partnership had provided the Dominium Group with all of the due diligence materials they had requested. Thereafter, the General Partner did not hear from any representative of the Dominium Group again until June 28, 1996, just days prior to the initially scheduled date for the fairness hearing to be held on the Stipulation of Settlement in the Zakin and Wingard putative class actions (the Zakin and Wingard Actions).

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     On June 28, 1996, counsel to the plaintiffs in the Zakin and Wingard Actions and the Partnership received a letter from Dominium Tax Exempt Fund L.L.P. (Dominium), which was signed by Mr. Safar of the Dominium Group, indicating an interest in entering into merger agreements with the Partnership having similar terms as the merger agreement and purportedly offering the BAC Holders of the Partnership and CRITEF III an aggregate merger consideration of approximately $168,230,000. After reviewing the Dominium letter, the General Partner determined that Dominium had not demonstrated any firm financing ability. Notwithstanding such determination, the General Partner, in a letter dated July 3, 1996, notified Dominium that they would make documents available to Dominium for its due diligence. The General Partner, however, also cautioned Dominium that they would not jeopardize the merger agreements with CAPREIT by an unwarranted delay while Dominium and its potential lenders continued to study the Partnership and the mortgage revenue bonds and complete their due diligence.

     On July 12, 1996, the Partnership received copies of correspondence from Dominium to counsel for the plaintiffs in the Zakin and Wingard Actions, indicating that Dominium had received a purported financing commitment, subject to payment of a fee and satisfactory results of a 21 business day due diligence period. Representatives of Dominium came to the General Partners' offices on July 11, 12, 26, 29 and 30, 1996 to conduct such review.

                        Financial Condition and Liquidity
                        ---------------------------------

     The primary sources of the Partnership's future cash flows are expected to be from receipts of base interest on mortgage loans, which are dependent upon the net operating income of the properties. Therefore, the Partnership's investment in the mortgage revenue bonds is subject to the general risks inherent to the ownership of real property. These risks include reduction in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, and adverse changes in local conditions. The General Partner expects that the properties transferred to Owner Partnerships will continue to generate sufficient cash flow to pay all operating expenses, meet escrow deposit requirements and pay some, but not all, of the base interest due to the Partnership. The Partnership has no material commitments for capital expenditures. However, in the event the Restated Merger Agreement is terminated or abandoned under certain circumstances, the Partnership will be liable for certain fees and expenses, as discussed above.

                                    SERIES I
                                    --------

     Series I expects to continue to make distributions to BAC Holders on a semi-annual basis. The Restated Merger Agreement stipulates that the 1996 distributions cannot exceed $0.09417 per BAC per month. There are no other legal restrictions on Series I's present or future ability to make cash distributions other than as set forth in the Restated Merger Agreement.
However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest (except for Observatory II), therefore, the distributions to BAC Holders may fluctuate from current levels. The General Partner seeks to optimize cash flow from the properties owned by Owner Partnerships. Despite these efforts, the amounts paid to the Partnership from the borrowers may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnership, the General Partner expects the 1996 distribution to approximate $1.13 per BAC, the maximum amount stipulated in the Restated Merger Agreement.

     The following distributions were paid or accrued to BAC Holders of record during the six months ended June 30, 1996 and 1995:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                          1996                                       1995
                                                    Distributions to                           Distributions to
                                                       BAC Holders                                BAC Holders
                                              ------------------------------             ------------------------------
Quarter Ended                                    Total              Per BAC                 Total              Per BAC
- -------------                                 -----------           -------              -----------           -------
March 31,                                     $   644,100           $0.2825              $   615,600           $0.2700
June 30,                                          644,100            0.2825                  615,600            0.2700
                                              -----------           -------              -----------           -------
                                              $ 1,288,200           $0.5650              $ 1,231,200           $0.5400
                                              ===========           =======              ===========           =======


     Distributions to BAC Holders for the three and six months ended June 30, 1996 and 1995 were funded as follows:


                                                       For the three months ended           For the six months ended
                                                                June 30,                             June 30,
                                                      ----------------------------        -----------------------------
                                                          1996            1995                1996             1995
                                                      ------------    ------------        ------------     ------------
Cash Available for Distribution:
  Cash flow (1)                                       $    679,348    $    630,894        $  1,363,630     $  1,368,306
  Net deposits to working capital reserves                 (28,676)         (9,013)            (62,286)        (124,544)
                                                      ------------    ------------        ------------     ------------
      Total cash available for distribution           $    650,672    $    621,881        $  1,301,344     $  1,243,762
                                                      ============    ============        ============     ============
  Distributions to:
    General partner (1.01%)                           $      6,572    $      6,281        $     13,144     $     12,562
                                                      ============    ============        ============     ============
    BAC Holders (98.99%)                              $    644,100    $    615,600        $  1,288,200     $  1,231,200
                                                      ============    ============        ============     ============

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

     The General Partner expects the distribution for the six months ending December 31, 1996 to total approximately $0.565 per BAC, payable on February 28, 1997, or possibly earlier depending on the merger closing date, payable to Series I BAC Holders of record as of the last day in each month during this period.

     As of June 30, 1996, Series I had cash and cash equivalents of $91,841, unrestricted marketable securities of $1,353,070 and working capital reserves invested in marketable securities of $1,346,956. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the available for sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three or six months ended June 30, 1996 or 1995 for Series I as the cost for the tax-exempt municipal bonds approximated market value throughout the respective periods.

     The Partnership closely monitors its cash flow and liquidity position for Series I in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series I's net cash provided by operating activities, which consists primarily of receipt of base interest on mortgage loans, for the six months ended June 30, 1996 was adequate to support operating, investing and financing requirements and the declared distributions to BAC Holders and the General Partner. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

                                    SERIES II
                                    ---------

     Series II expects to continue to make distributions to BAC Holders on a semi-annual basis. The Restated Merger Agreement stipulates that 1996 distributions cannot exceed $0.09667 per BAC per month. There are no other legal restrictions on Series II's present or future ability to make cash distributions other than as set forth in the Restated Merger Agreement. However, property level reserves are depleted and estimated cash flows from the properties' operations are insufficient to pay full monthly base interest, therefore, the distributions to BAC Holders may fluctuate from current levels. The General Partner seeks to optimize cash flow from the properties owned by Owner Partnerships. Despite these efforts, the amounts paid to the Partnership from the borrowers may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1996 distribution to approximate $1.16 per BAC, the maximum amount stipulated in the Restated Merger Agreement.

     The following distributions were paid or accrued to BAC Holders of record during the six months ended June 30, 1996 and 1995:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                          1996                                       1995
                                                    Distributions to                           Distributions to
                                                       BAC Holders                                BAC Holders
                                              -----------------------------              -----------------------------
Quarter Ended                                    Total              Per BAC                 Total              Per BAC
- -------------                                 -----------           -------              -----------           -------
March 31,                                     $   939,240           $0.2900              $   874,465           $0.2700
June 30,                                          939,240            0.2900                  874,465            0.2700
                                              -----------           -------              -----------           -------
                                              $ 1,878,480           $0.5800              $ 1,748,930           $0.5400
                                              ===========           =======              ===========           =======


     Distributions to BAC Holders for the three and six months ended June 30, 1996 and 1995 were funded as follows:


                                                       For the three months ended           For the six months ended
                                                                June 30,                             June 30,
                                                      ----------------------------        -----------------------------
                                                          1996            1995                1996             1995
                                                      ------------    ------------        ------------     ------------
Cash Available for Distribution:
  Cash flow (1)                                       $    958,579    $  1,149,834        $  1,873,928     $  2,065,830
  Net withdrawals from (deposits to) working
    capital reserves                                        (9,756)       (266,447)             23,718         (299,056)
                                                      ------------    ------------        ------------     ------------
      Total cash available for distribution           $    948,823    $    883,387        $  1,897,646     $  1,766,774
                                                      ============    ============        ============     ============
  Distributions to:
    General partner (1.01%)                           $      9,583    $      8,922        $     19,166     $     17,844
                                                      ============    ============        ============     ============
    BAC Holders (98.99%)                              $    939,240    $    874,465        $  1,878,480     $  1,748,930
                                                      ============    ============        ============     ============


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

     The General Partner expects the distribution for the six months ending December 31, 1996 to total approximately $0.58 per BAC, payable on February 28, 1997, or possibly earlier depending on the merger closing date, payable to Series II BAC Holders of record as of the last day in each month during this period.

     As of June 30, 1996, Series II had cash and cash equivalents of $70,264, unrestricted marketable securities of $1,881,213, and working capital reserves invested in marketable securities of $2,283,667. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and six months ended June 30, 1996 or 1995 for Series II as the cost for the tax-exempt municipal bonds approximated market value throughout these periods.

     The Partnership closely monitors its cash flow and liquidity position for Series II in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series II's net cash provided by operating activities for the six months ended June 30, 1996, which consists primarily of receipt of base interest on mortgage loans, was supplemented by withdrawals from the working capital reserves to support operating requirements and the payment of declared distributions to BAC Holders and the General Partner. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

                              Results of Operations
                              ---------------------

                                    SERIES I
                                    --------

     The Partnership's Series I net income for the three and six months ended June 30, 1996, decreased approximately $74,000 and $98,000, respectively, or 12% and 7%, respectively, from the corresponding periods in 1995 primarily due to merger-related expenses of approximately $158,000 and $234,000 incurred during the three and six months ended June 30, 1996, respectively. Partially offsetting the decrease in net income was an increase in interest from mortgage revenue bonds during the three and six months ended June 30, 1996 of approximately $88,000 and $126,000, respectively, resulting principally from an increase in rental rates at all of the underlying properties. There were no material increases or decreases in Series I's remaining income or expenses for the three and six months ended June 30, 1996.

     The restatement of the 1995 financial statements resulted in increases of $374,989 and $792,315 in the previously reported net income for the three and six months ended June 30, 1995, respectively. The restatement of the 1995

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

financial statements also resulted in increases of $0.17 and $0.35 in the previously reported net income per BAC for the three and six months ended June 30, 1995, respectively. Net income per BAC as previously reported for the three and six months ended June 30, 1995 was $0.11 and $0.25, respectively.

     Presented below is a summary of base interest payments for the six months ended June 30, 1996 and 1995 that are due to Series I from the borrowers:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                For the six months ended June 30, 1996
                              ------------------------------------------------------------------------
                                                    Base Interest                          Cumulative
                                                      Paid From         Current Base         Unpaid
                               Current Base          Properties'          Interest          Full Base
                              Interest Due(1)        Operations           Not Paid           Interest
                              ---------------       -------------       ------------       -----------
Observatory II                $        64,000       $      64,000       $         --       $        --
Royal Oaks                            534,648             449,712             84,936         1,678,180
Trailway Pond                         230,244             120,264            109,980           962,452
Valley Creek                          663,176             471,557            191,619         2,942,800
White Bear Woods                      655,463             471,903            183,560         2,184,311
                              ---------------       -------------        -----------       -----------
                              $     2,147,531       $   1,577,436       $    570,095       $ 7,767,743
                              ===============       =============       ============       ===========

                                                For the six months ended June 30, 1995
                              ------------------------------------------------------------------------
                                                    Base Interest                          Cumulative
                                                      Paid From         Current Base         Unpaid
                               Current Base          Properties'          Interest          Full Base
                              Interest Due(1)        Operations           Not Paid           Interest
                              ---------------       -------------       ------------       -----------
Observatory II                $        64,000       $      64,000       $         --       $        --
Royal Oaks                            534,648             391,387            143,261         1,505,734
Trailway Pond                         230,244             124,374            105,870           742,702
Valley Creek                          663,176             446,584            216,592         2,585,899
White Bear Woods                      655,463             425,409            230,054         1,867,811
                              ---------------       -------------        -----------       -----------
                              $     2,147,531       $   1,451,754       $    695,777       $ 6,702,146
                              ===============       =============       ============       ===========

     (1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $464,087 and $366,455 for the three months ended June 30, 1996 and 1995, respectively.

                                    SERIES II
                                    ---------

     The Partnership's Series II net income for the three months ended June 30, 1996 decreased by approximately $176,095 or 17% from the corresponding period in 1995 primarily due to merger-related expenses incurred in the second quarter of 1996 of approximately $158,000. There were no material increases or decreases in Series II's remaining income or expenses for the three months ended June 30, 1996.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership's Series II net income for six months ended June 30, 1996 decreased approximately $10,000 or 0.5% from the corresponding period in 1995 primarily due to merger-related expenses of approximately $234,000 incurred during 1996. Partially offsetting the decrease in net income was an increase in interest from mortgage revenue bonds of approximately $204,000 resulting principally from the release of $140,500 in excess tax and insurance reserves relating to three of the underlying properties. Contributing to the increase in interest from mortgage revenue bonds was an increase in rental rates and occupancy at all of the underlying properties. There were no material increases or decreases in Series II's remaining income or expenses for the six months ending June 30, 1996.

     The restatement of the 1995 financial statements resulted in increases of $410,106 and $983,047 in the previously reported net income for the three and six months ended June 30, 1995, respectively. The restatement of the 1995 financial statements also resulted in increases of $0.12 and $0.30 in the previously reported net income per BAC for the three and six months ended June 30, 1995, respectively. Net income per BAC as previously reported for the three and six months ended June 30, 1995 was $0.19 and $0.32, respectively.

     Presented below is a summary of base interest payments for the six months ended June 30, 1996 and 1995 that are due to Series II from the borrowers:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                For the six months ended June 30, 1996
                              -------------------------------------------------------------------------
                                                    Base Interest                          Cumulative
                                                      Paid From         Current Base         Unpaid
                               Current Base          Properties'          Interest          Full Base
                              Interest Due(1)       Operations(2)         Not Paid           Interest
                              ---------------       -------------       ------------       -----------
Ethan's Ridge and
  Ethan's Glen IIB            $       759,375       $     758,194       $      1,181       $ 2,003,374
Fountain Place                        992,750             806,373            186,377         5,249,875
James Street
  Crossing                            667,879             470,000            197,879         1,893,050
Trailway Pond II                      501,500             267,465            234,035         2,802,741
                              ---------------       -------------       ------------       -----------
                              $     2,921,504       $   2,302,032       $    619,472       $11,949,040
                              ===============       =============       ============       ===========


                                                For the six months ended June 30, 1995
                              -------------------------------------------------------------------------
                                                    Base Interest                          Cumulative
                                                      Paid From         Current Base         Unpaid
                               Current Base          Properties'          Interest          Full Base
                              Interest Due(1)        Operations           Not Paid           Interest
                              ---------------       -------------       -------------      -----------
Ethan's Ridge and
  Ethan's Glen IIB            $       759,375       $     612,239       $     147,136      $ 1,845,660
Fountain Place                        992,750             681,787             310,963        4,805,330
James Street
  Crossing                            667,879             520,548             147,331        1,577,060
Trailway Pond II                      501,500             283,259             218,241        2,359,117
                              ---------------       -------------       -------------      -----------
                              $     2,921,504       $   2,097,833       $     823,671      $10,587,167
                              ===============       =============       =============      ===========

(1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $690,400 and $567,098 for the three months ended June 30, 1996 and 1995, respectively.
(2) Includes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Ridge and Ethan's Glen IIB, Fountain Place and James Street Crossing totalled $107,000, $25,700 and $7,800, respectively.

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS
          -----------------

     On September 22, 1995, Irving Zakin commenced a putative class action (the Zakin Action) against the Partnership, its general partner (CRITEF Associates Limited Partnership), its Assignor Limited Partner (CRITEF, Inc.), CRI, William
B. Dockser, H. William Willoughby, CRITEF III, CRITEF III Associates Limited Partnership, CRITEF III, Inc., and CAPREIT (collectively, the Defendants) in the court of Chancery of the State of Delaware in New Castle County (the Chancery Court) (C.A. No. 14558). The complaint alleges, among other things, that the price offered to the BAC Holders in the Mergers at the time the complaint was filed was inadequate, and that the Defendants breached their fiduciary duty to the BAC Holders, or aided and abetted such a breach, engaged in self-dealing and misled BAC Holders, in connection with the proposed Mergers. The suit seeks to enjoin the proposed merger, to obtain damages in an unspecified amount for the BAC Holders, and to compel the Defendants to maximize the amount paid to the BAC Holders and consider unspecified alternatives to the proposed merger.

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

     On January 31, 1996, the Defendants and the plaintiffs and their respective attorneys reached a tentative settlement of the Zakin and Wingard Actions memorialized in a Memorandum of Understanding (the Memorandum), dated as of such date. In accordance with the Memorandum, the merger agreements were amended on January 31, 1996, to provide that (a) the aggregate cash consideration to be paid to the BAC Holders of the Partnership and CRITEF III was increased by $8.5 million from $150.0 million to $158.5 million (subject to the adjustment up or down based upon available cash), and (b) the aggregate amount payable in consideration for the Accrued Fees payable to CRI for the Partnership and CRITEF III was reduced to no more than $2,000,000 (subsequently reduced to $1,950,000) as compared with $4,023,000 provided for in the original merger agreement. The Defendants also agreed that they would not object to an application for attorneys' fees and reimbursement of out-of-pocket expenses of plaintiffs' counsel for up to 20% of the improved Merger consideration negotiated by them with such fees and expenses as are awarded by the Court to plaintiffs' counsel to be paid from the improved Merger consideration negotiated by them. Subsequently, the parties agreed that the maximum amount of fees and expenses for the Partnership and CRITEF III, assuming the merger is consummated, shall be $1,700,000, plus an amount equal to 20% (up to a maximum of $75,000) of any adjustment amount at closing. These fees will reduce the cash paid to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees. Counsel for the plaintiffs and experts retained by them have reviewed voluminous documents relating to the proposed merger, and have taken depositions of representatives of the General Partner and CAPREIT and Oppenheimer and Co., Inc. the fairness opinion provider.

     On May 16, 1996, the defendants and the plaintiffs filed the Stipulation and Agreement of Settlement with the Chancery Court, and sought preliminary approval of the putative classes (the Class) and approval of a form of notice to the Class of the proposed Settlement. The Stipulation of Settlement

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


contemplates the complete discharge, settlement and release of all claims that have been, could have been, or in the future might be asserted in any action or any other proceeding in connection with the proposed merger.

     The Stipulation of Settlement also permits plaintiffs to terminate the proposed settlement if, in their opinion, a superior financial offer is presented for the Partnership. It is expected that a hearing to determine whether the settlement is fair, reasonable and in the best interest of the Class will be held in early August 1996.

     Martin C. Schwartzberg, formerly a general partner of the General Partner, is a former shareholder and executive officer of CRI who retired from CRI as of January 1, 1990. In connection therewith, he relinquished his general partner duties for all CRI-sponsored partnerships, including those of the General Partner. In February 1996, Mr. Schwartzberg publicly stated that he would oppose the proposed merger until the Partnership made its financial statements and the financial statements of the Owner Partnerships publicly available. The financial statements of the Partnership are included in the Form 10-Q and have been filed quarterly. The financial statements of the Owner Partnerships were filed as exhibits to Current Reports on Form 8-K, filed with the SEC by the Partnership on March 25, 1996. As discussed below, Mr. Schwartzberg has since reviewed the requested information and has determined to support the merger.

     On November 9, 1995, CRI filed a complaint seeking declaratory relief in the Circuit Court for Montgomery County, Maryland (the Montgomery Circuit Court) against Capital Management Strategies, Inc. (CMS), a company controlled by Mr. Schwartzberg, to determine the proper amount of fees to be paid in 1996 under an asset management agreement. CMS answered the complaint on January 10, 1996, but asserted no counterclaims. Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of 125 private partnerships sponsored by CRI.

     On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Montgomery County, Maryland Circuit Court, against CRI and Messrs. Dockser and Willoughby alleging, among other things, that the actions of CRI and Messrs. Dockser and Willoughby in connection with the proposed merger involve self-dealing and constitute a breach of their fiduciary duties to Mr. Schwartzberg. Neither the Partnership nor the General Partner was named as a defendant in this action, and Mr. Schwartzberg did not allege that he was a BAC Holder. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims and moved to dismiss or strike the allegations concerning the Partnership and CRIIMI MAE Inc. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity.

     On February 12, 1996, the Montgomery Circuit Court issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from using or disclosing information made confidential under the asset management agreement.

     On February 15, 1996, Mr. Schwartzberg filed suit in the New Castle County, Delaware Chancery Court (the Chancery Court) against the General Partner and CRITEF III Associates Limited Partnership (CRITEF III LP) (collectively, the General Partners) alleging that he had made demands upon the General Partners, in his capacity as a general and limited partner of the General Partner and a limited partner of CRITEF III LP, to inspect and obtain copies of the BAC Holder lists and other documents and that his demands were rejected. On February 23, 1996, the General Partners answered the complaint, admitting that his demands

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


had been rejected and denying that Mr. Schwartzberg is entitled to the materials requested because, among other things, he lacks standing and proper purpose to inspect and obtain copies of the requested materials. Following a hearing on March 6 and 7, 1996, on June 7, 1996, the Chancery Court denied Mr. Schwartzberg's request for relief, holding that Mr. Schwartzberg's request was for an "improper purpose" under Delaware law.

     On February 16, 1996, the Partnership and CRITEF III (collectively, the Partnerships), together with the General Partners, CRI, and CAPREIT, filed suit against Mr. Schwartzberg in the United States District Court for the Southern District of New York, (LAK) (the New York Action). The complaint alleged that Mr. Schwartzberg was engaged in an unlawful solicitation of proxies of the BAC Holders through two press releases he issued. On March 18, 1996, the District Court enjoined Mr. Schwartzberg from (1) making any further solicitation of BAC Holders within the meaning of Section 14(a) of the Securities Exchange Act of 1934 without complying with SEC regulations, and (2) committing any violation of Rule 14a-9 promulgated under the Securities Exchange Act (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships.

     On March 18, 1996, Mr. Schwartzberg filed a counterclaim against the General Partners alleging that three press releases issued by the General Partners and the Partnerships constituted solicitations in violation of the Securities Exchange Act and that they were false and misleading. The counter-defendants denied the allegations. On April 23, 1996, the District Court denied Mr. Schwartzberg's motion for an injunction. The District Court held that an injunction was unwarranted, given the scope and extent of Mr. Schwartzberg's prospects for succeeding on the merits, and the fact that he could show neither a sufficient threat of irreparable injury nor a balance in his favor of the hardships associated with granting or denying an injunction.

     On June 12, 1996, Mr. Schwartzberg withdrew as a general partner of the General Partner of the Partnership, converting his interest to that of a special limited partner.

     On June 13, 1996, pursuant to a resolution of disputes with Mr. Schwartzberg, the parties to the actions in the District Court filed with the District Court a Stipulation of Dismissal with Prejudice.

     After extensive review of the merger agreements, the Partnerships' financial statements and other materials and pursuant to the terms of the agreement between CAPREIT and Mr. Schwartzberg and CMS (the CAPREIT Agreement), Mr. Schwartzberg has advised CAPREIT, the General Partners and the Partnerships that he and his family members and entities under his control (the Schwartzberg Entities) will vote their BACs in favor of the proposed merger and in accordance with the recommendations of the General Partners. In connection therewith, the Schwartzberg Entities have agreed to grant to CAPREIT an irrevocable proxy to vote their interests in the Partnerships.

     The Schwartzberg Entities have agreed not to attempt to (i) dispose of or acquire any interest in the Partnerships or join or participate with any group seeking to do the same, (ii) solicit proxies or participate in a solicitation in opposition to the proposed merger, in opposition to the recommendations of the General Partners with respect to the proposed merger, or to remove the General Partners or seek to have himself or his designee become a general partner of the Partnerships, (iii) make any public statements in opposition to the proposed merger, (iv) make any public statements with respect to, or offer, solicit, or

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


submit a proposal relating to consolidation or combination with the Partnerships, or the admission of new general partners into the Partnerships.

     In addition, Mr. Schwartzberg disclosed that he has had discussions with Lenner Corp. regarding the terms of the offer and the submission of a competing bid. Lenner Corp. declined to submit a competing offer to the Partnership and has entered into a confidentiality and standstill agreement with CAPREIT regarding the proposed merger and the Partnerships.

     Provided that the Schwartzberg Entities comply with the terms of the CAPREIT Agreement, CAPREIT is obligated to cause to be paid into escrow the aggregate amount of $867,000 in four installments over a three year period. These funds will be used for the partial payment of Mr. Schwartzberg's counsel and consultants in connection with their review of the merger agreements, drafts of the preliminary proxy statement filed with the SEC on July 17, 1996, financial information of the Partnership, partnership documents, Delaware-related claims, and other documents. CRI will provide CAPREIT with $400,000 in respect of CAPREIT's obligations under the CAPREIT Agreement, counsel for the plaintiffs in the Zakin and Wingard Actions will provide $100,000 in respect of such payments and Mr. Schwartzberg will provide $33,500 of such payments. No such payments other than the first installment will be paid into escrow until the proposed merger has been consummated and each of the payments is contingent upon there having been no defaults on the part of the Schwartzberg Entities or under the third party standstill agreement.

     The Schwartzberg Entities are personally liable to CAPREIT for any breaches occasioned by them of the CAPREIT Agreement. Mr. Schwartzberg has covenanted to CAPREIT that he will maintain a net worth of at least $3.5 million through December 31, 2002. In the event that the Schwartzberg Entities are in default under the CAPREIT Agreement as a result of a violation of a third party standstill agreement, Mr. Schwartzberg shall pay CAPREIT liquidated damages in accordance with the terms of the CAPREIT Agreement.

     An agreement among Mr. Schwartzberg, CMS and CRI (the CRI Agreement), in addition to providing that Mr. Schwartzberg will not oppose the proposed merger, also provides for a resolution of all disputes between CRI and Mr. Schwartzberg. As part of the CRI Agreement, Mr. Schwartzberg and CRI have agreed not to take any actions which might interfere with each others' business. Mr. Schwartzberg has also retracted any derogatory statements that he previously made about CRI, its principals, and the proposed merger, and has promised not to make any similar statements in the future. Although the CRI Agreement provides that it is legally binding, that agreement contemplates execution of a more detailed agreement (referred to as the Definitive Agreement) and the exchange of full general releases between Mr. Schwartzberg and CRI, and Messrs. Dockser and Willoughby.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1996.

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

                              Capital Realty Investors Tax Exempt
                               Fund Limited Partnership

                              By:  CRITEF Associates Limited
                                     Partnership
                                     General Partner

                              By:  C.R.I., Inc.
                                   General Partner


August 8, 1996                By:  /s/ Deborah K. Browning
- ----------------------             --------------------------------
Date                               Deborah K. Browning
                                   Vice President/Chief Accounting
                                     Officer

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