Form 10-Q
period 1996-09-30
CAPITAL REALTY INVESTORS TAX EXEMPT FUND LTD PARTNERSHIP
filed 1996-11-14
CIK 799690

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended      September 30, 1996
                         ----------------------

Commission file number           1-9793
                         ----------------------



          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Delaware                                 52-1483643
-----------------------------------------         ------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)




11200 Rockville Pike, Rockville, Maryland                   20852
-----------------------------------------         ------------------------
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

     As of November 11, 1996, 2,280,000 Series I and 3,238,760 Series II Beneficial Assignee Certificates were outstanding.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996
             and December 31, 1995  . . . . . . . . . . . . . . .     1

          Statements of Income - for the three and nine
             months ended September 30, 1996 and 1995 . . . . . .     2

          Statements of Changes in Partners'
             Capital (Deficit) - for the nine months ended
             September 30, 1996 . . . . . . . . . . . . . . . . .     4

          Statements of Cash Flows - for the nine
            months ended September 30, 1996 and 1995  . . . . . .     5

          Notes to Financial Statements   . . . . . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . .     36

PART II.  Other Information

Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . .     54

Item 4.   Submission of Matters to a Vote of Security Holders   .     60

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .     62

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .     64

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .     65

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                                                           BALANCE SHEETS


                                                               ASSETS

                                                                   SERIES I                               SERIES II
                                                        --------------------------------       ------------------------------
                                                           As of               As of              As of             As of
                                                        September 30,       December 31,       September 30,     December 31,
                                                           1996                 1995              1996               1995
                                                        ------------        ------------       ------------      ------------
                                                         (Unaudited)                            (Unaudited)
Investment in mortgage revenue bonds                    $ 30,740,285        $ 30,740,285       $ 43,793,252      $ 43,793,252

Cash and cash equivalents                                     82,027              58,924             14,979            88,986
Marketable securities                                        680,690           1,315,182            923,428         1,512,281
Working capital reserves invested in
  marketable securities                                    1,419,310           1,284,670          2,307,489         2,307,385
Receivables and other assets                                  16,488              21,958             16,008            36,996
                                                        ------------        ------------       ------------      ------------
     Total assets                                       $ 32,938,800        $ 33,421,019       $ 47,055,156      $ 47,738,900
                                                        ============        ============       ============      ============


                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Distributions payable                                   $    650,672        $  1,243,762       $    948,823      $  1,766,776
Accounts payable and accrued expenses                        234,210             198,413            237,889           224,135
                                                        ------------        ------------       ------------      ------------
     Total liabilities                                       884,882           1,442,175          1,186,712         1,990,911
                                                        ------------        ------------       ------------      ------------

Partners' capital (deficit):
  General Partner                                           (213,325)           (214,083)          (288,591)         (289,808)
  Beneficial Assignee Certificates
    (BACs) - issued and outstanding,
    2,280,000 of Series I BACs and
    3,238,760 of Series II BACs                           32,267,243          32,192,927         46,157,035        46,037,797
                                                        ------------        ------------       ------------      ------------
     Total partners' capital                              32,053,918          31,978,844         45,868,444        45,747,989
                                                        ------------        ------------       ------------      ------------
     Total liabilities and
       partners' capital                                $ 32,938,800        $ 33,421,019       $ 47,055,156      $ 47,738,900
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                                                        STATEMENTS OF INCOME

                                                             (Unaudited)


                                                                                       SERIES I
                                                             ---------------------------------------------------------------
                                                              For the three months ended         For the nine months ended
                                                                     September 30,                      September 30,
                                                             ----------------------------      -----------------------------
                                                                 1996            1995              1996             1995
                                                             ------------    ------------      ------------     ------------
Interest from mortgage revenue bonds                         $    808,984    $    795,213      $  2,386,420     $  2,246,967
                                                             ------------    ------------      ------------     ------------
Other income (expenses):
  Other interest income                                            25,250          19,927            70,531           53,642
  Merger-related expenses                                         (33,669)       (143,162)         (267,795)        (143,162)
  General and administrative                                      (30,796)        (33,972)         (108,021)        (127,309)
  Professional fees                                               (18,291)        (10,299)          (54,045)         (29,240)
                                                             ------------    ------------      ------------     ------------
                                                                  (57,506)       (167,506)         (359,330)        (246,069)
                                                             ------------    ------------      ------------     ------------
  Net income                                                 $    751,478    $    627,707      $  2,027,090     $  2,000,898
                                                             ============    ============      ============     ============

Net income allocated to General Partner (1.01%)              $      7,590    $      6,340      $     20,474     $     20,209
                                                             ============    ============      ============     ============
Net income allocated to BAC Holders (98.99%)                 $    743,888    $    621,367      $  2,006,616     $  1,980,689
                                                             ============    ============      ============     ============
Net income per BAC                                           $       0.33    $       0.27      $       0.88     $       0.87
                                                             ============    ============      ============     ============
BACs outstanding                                                2,280,000       2,280,000         2,280,000        2,280,000
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                                                        STATEMENTS OF INCOME

                                                             (Unaudited)


                                                                                       SERIES II
                                                             ---------------------------------------------------------------
                                                              For the three months ended         For the nine months ended
                                                                     September 30,                      September 30,
                                                             ----------------------------      -----------------------------
                                                                 1996            1995              1996             1995
                                                             ------------    ------------      ------------     ------------
Interest from mortgage revenue bonds                         $  1,022,894    $  1,070,774      $  3,324,927     $  3,168,607
                                                             ------------    ------------      ------------     ------------

Other income (expenses):
  Other interest income                                            22,854          29,780           105,174           95,660
  Merger-related expenses                                         (33,669)       (143,215)         (267,480)        (143,215)
  General and administrative                                      (39,144)        (41,619)         (124,775)        (152,181)
  Professional fees                                               (22,933)        (12,967)          (70,922)         (39,190)
                                                             ------------    ------------      ------------     ------------
                                                                  (72,892)       (168,021)         (358,003)        (238,926)
                                                             ------------    ------------      ------------     ------------
Net income                                                   $    950,002    $    902,753      $  2,966,924     $  2,929,681
                                                             ============    ============      ============     ============
Net income allocated to General Partner (1.01%)              $      9,595    $      9,118      $     29,966     $     29,590
                                                             ============    ============      ============     ============
Net income allocated to BAC Holders (98.99%)                 $    940,407    $    893,635      $  2,936,958     $  2,900,091
                                                             ============    ============      ============     ============
Net income per BAC                                           $       0.29    $       0.28      $       0.91     $       0.90
                                                             ============    ============      ============     ============
BACs outstanding                                                3,238,760       3,238,760         3,238,760        3,238,760
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                 For the nine months ended September 30, 1996

                                 (Unaudited)



                                                                                               SERIES I
                                                                            ----------------------------------------------
                                                                             Beneficial
                                                                              Assignee
                                                                            Certificate        General
                                                                              Holders          Partner           Total
                                                                            ------------     -----------      ------------
Balance, December 31, 1995                                                  $ 32,192,927     $  (214,083)     $ 31,978,844

  Net income                                                                   2,006,616          20,474         2,027,090

  Distributions paid or accrued of $0.8475 per BAC                            (1,932,300)        (19,716)       (1,952,016)
    (none of which is return on capital)
                                                                            ------------     -----------      ------------
Balance, September 30, 1996                                                 $ 32,267,243     $  (213,325)     $ 32,053,918
                                                                            ============     ===========      ============




                                                                                               SERIES II
                                                                            ----------------------------------------------
                                                                             Beneficial
                                                                              Assignee
                                                                            Certificate        General
                                                                              Holders          Partner           Total
                                                                            ------------     -----------      ------------
Balance, December 31, 1995                                                  $ 46,037,797     $  (289,808)     $ 45,747,989

  Net income                                                                   2,936,958          29,966         2,966,924

  Distributions paid or accrued of $.870 per BAC
    (none of which is return on capital)                                      (2,817,720)        (28,749)       (2,846,469)
                                                                            ------------     -----------      ------------
Balance, September 30, 1996                                                 $ 46,157,035     $  (288,591)     $ 45,868,444
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                       SERIES I
                                                                                            ------------------------------
                                                                                               For the nine months ended
                                                                                                     September 30,
                                                                                            ------------------------------
                                                                                                1996              1995
                                                                                            ------------      ------------
Cash flows from operating activities:
  Net income                                                                                $  2,027,090      $  2,000,898
  Adjustments to reconcile net income to net cash provided by operating activities:
    Decrease in receivables and other assets                                                       5,470             9,792
    Increase in accounts payable and accrued expenses                                             35,797           105,817
                                                                                            ------------      ------------
      Net cash provided by operating activities                                                2,068,357         2,116,507
                                                                                            ------------      ------------

Cash flows from investing activities:
  Sale of marketable securities                                                                2,534,666         2,502,352
  Purchase of marketable securities                                                           (1,900,174)       (2,100,915)
  Deposits to working capital reserves invested in marketable
    securities                                                                                  (134,640)         (189,838)
                                                                                            ------------      ------------
      Net cash provided by investing activities                                                  499,852           211,599
                                                                                            ------------      ------------

Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                                            (2,545,106)       (2,395,393)
                                                                                            ------------      ------------
Net increase (decrease) in cash and cash equivalents                                              23,103           (67,287)

Cash and cash equivalents, beginning of period                                                    58,924           103,864
                                                                                            ------------      ------------
Cash and cash equivalents, end of period                                                    $     82,027      $     36,577
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                                                                      SERIES II
                                                                                            ------------------------------
                                                                                               For the nine months ended
                                                                                                     September 30,
                                                                                            ------------------------------
                                                                                                1996              1995
                                                                                            ------------      ------------
Cash flows from operating activities:
  Net income                                                                                $  2,966,924      $  2,929,681
  Adjustments to reconcile net income to net cash provided by operating activities:
    Decrease in receivables and other assets                                                      20,988             3,113
    Increase in accounts payable and accrued expenses                                             13,754           104,279
                                                                                            ------------      ------------
      Net cash provided by operating activities                                                3,001,666         3,037,073
                                                                                            ------------      ------------

Cash flows from investing activities:
  Sale of marketable securities                                                                5,651,445         7,209,383
  Purchase of marketable securities                                                           (5,062,592)       (6,553,290)
  Deposits to working capital reserves
    invested in marketable securities                                                               (104)         (345,804)
                                                                                            ------------      ------------
      Net cash provided by investing activities                                                  588,749           310,289
                                                                                            ------------      ------------

Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                                            (3,664,422)       (3,402,677)
                                                                                            ------------      ------------
Net decrease in cash and cash equivalents                                                        (74,007)          (55,315)

Cash and cash equivalents, beginning of period                                                    88,986           101,283
                                                                                            ------------      ------------
Cash and cash equivalents, end of period                                                    $     14,979      $     45,968
                                                                                            ============      ============












                   The accompanying notes are an integral part
                         of these financial statements.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRITEF Associates Limited Partnership (the General Partner), the accompanying unaudited financial statements of Capital Realty Investors Tax Exempt Fund Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

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

     The financial statements for the three and nine months ended September 30, 1995 have been restated to conform to 1996 presentation, as well as to conform with the restated 1995 financial statements as discussed in Note 3.

2.   MERGER PROPOSAL

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
On that date, another CAPREIT affiliate entered into a merger agreement with Capital Realty Investors Tax Exempt Fund III Limited Partnership (CRITEF III), a similar tax exempt bond fund sponsored by CRI. The two merger agreements are independent of one another, but the closing of each merger is conditioned on closing of the other, at CAPREIT's election. Another affiliate of CAPREIT is the property manager for four of the five properties securing the bonds held by Series I, and all five properties securing the bonds in Series II. All nine properties managed by the CAPREIT affiliate had defaulted with respect to their mortgage loans held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in both Series I and Series II will be redeemed for cash and the interests represented by such BACs will be canceled. The agreement for the proposed merger has been modified to improve the terms of the original proposal. Under the original proposal and under the Fourth Amended and Restated Agreement and Plan of Merger (the Fourth Amended Agreement), the redemption amount per BAC was to be $13.761 and $14.82, respectively, for Series I, and $13.313 and $14.50 for Series II, respectively. Under the most recent modification, Amendment No. 1 to the Fourth Amended and Restated Agreement and Plan of Merger (the Restated Merger Agreement), all of the BACs will be redeemed for cash at a redemption price of $15.42 per BAC, net to the holder, without interest, subject to upward adjustment based on Available Cash (as defined in the Restated Merger Agreement) to not greater than $15.629 per BAC for Series I, and $15.11 per BAC, net to the holder, without interest, subject to upward adjustment based on Available Cash to not greater than $15.319
per BAC for Series II.   In arriving at the base redemption price, the
consideration to be paid to BAC holders in the mergers has been reduced by the fees and expenses payable to counsel for the plaintiffs in certain class action

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

litigation, as discussed in Note 6, of $2 million in the aggregate, assuming both the Partnership and CRITEF III (collectively, the Partnerships) consummate the mergers.

     The BAC Holders will also vote upon the sale of the Partnership's General Partner's interest to an affiliate of CAPREIT immediately prior to consummation of the proposed merger. CAPREIT has agreed to pay the General Partner $400,000 in consideration for its 1.01% general partner interest in the Partnership.

     Consummation of the merger is contingent upon the approval of a majority of combined Series I and Series II BAC Holders, voting together as one class.
After postponing the special meeting originally scheduled for October 29, 1996, the General Partner established November 27, 1996 as the special meeting date for BAC Holders of record as of November 12, 1996 to consider and vote upon the proposed mergers.

     CAPREIT and/or its designee will also acquire accounts receivables held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of both Series I and Series II. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partner. Under the Restated Merger Agreement, CAPREIT will pay the discounted amount of $432,960 and $652,245 to CRI for the fees of Series I and Series II, respectively, accrued through June 30, 1995. The amounts to be paid to CRI represent approximately 35% of the total accrued fees owed to CRI. Also, CAPREIT will pay $332,460 and $489,120 to CRIIMI for the fees of Series I and Series II, respectively, accrued from July 1, 1995 through September 30, 1996, which represents 100% of the fees which are owed to CRIIMI for that period.
From October 1, 1996 to the closing of the proposed merger, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $22,164 and $32,608 per month (or portion thereof) for Series I and Series II, respectively.

     Each of the entities formed to take title to properties and assume the existing indebtedness when the original unaffiliated borrowers defaulted (Owner Partnerships), which are affiliates of the Partnership, has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (based on the fair market value of the property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases substantially prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships. This feature was required by CAPREIT as a material business term of the merger.

      In accordance with the Restated Merger Agreement, CAPREIT is to pay the legal costs incurred by the Partnership associated with the proposed merger, upon consummation of the proposed merger. As the Partnership is not responsible for payment of these costs, they have not been reflected in the accompanying

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

financial statements. However, in the event that the proposed merger is not consummated with CAPREIT, the Partnership will be responsible for these costs, as discussed below. As of November 11, 1996, the Partnership had incurred legal costs of approximately $69,000 each for Series I and II related to the proposed merger. There is no reasonable estimate of remaining legal costs to be incurred by the Partnership related to the proposed merger.

     In the event the Restated Merger Agreement is terminated or abandoned under certain specified circumstances, the Partnership may be liable for the payment of a fee equal of $2,250,000 with respect to such terminated or abandoned Restated Merger Agreement if there is a Fiduciary Out Termination (as defined in the Restated Merger Agreement), a Triggering Event (as defined in the Restated Merger Agreement) or the Partnership consummates an alternative transaction within 270 days of the date of termination or abandonment of such Restated Merger Agreement.

     In addition, if the Restated Merger Agreement is terminated or abandoned due to (i) a Fiduciary Out Termination, (ii) a willful and material breach by the Partnership or any applicable Owner Partnership (other than a breach of the representations and warranties), (iii) the failure by the Partnership or any of such Owner Partnerships to perform in all material respects its obligations and duties thereunder, or (iv) a termination of such Restated Merger Agreement by such CAPREIT affiliate because the Partnership shall have settled designated actions for an amount in excess of an agreed upon amount or such settlement or compromise contains terms to which such CAPREIT affiliate reasonably objects, then the Partnership shall bear all of its own expenses, as mentioned above, and reimburse such CAPREIT affiliate and its affiliates for reasonable out-of-pocket expenses (including, without limitation, all fees and expenses of counsel, and its financing sources and consultants to the CAPREIT affiliate and its affiliates) in connection with such merger and related transactions and the
proxy statement.   In no event, however, shall the amount paid to reimburse
expenses under the Restated Merger Agreement exceed $2,600,000.

     During February 1996, the General Partner and CRITEF III Associates LP (CRITEF III LP) (collectively, the General Partners) received an inquiry concerning the possible acquisition of the Partnerships from a group of investors led by Mr. Terry McNellis and Mr. Gary Petrucci, of Piper Jaffray Inc., and Mr. David Brierton and Mr. Jack Safar, of Dominium Management Services Inc. (collectively, the Dominium Group). The Dominium Group executed confidentiality and non-circumvention agreements, and by the beginning of April 1996, the Partnerships had provided the Dominium Group with all of the due diligence materials they had requested. Thereafter, the General Partner did not hear from any representative of the Dominium Group again until June 28, 1996, just days prior to the initially scheduled date for the fairness hearing to be held on the Stipulation of Settlement in the Zakin and Wingard putative class actions (the Zakin and Wingard Actions), as discussed in Note 6.

     On June 28, 1996, counsel to the plaintiffs in the Zakin and Wingard Actions, and the Partnerships, received a letter from Dominium Tax Exempt Fund L.L.P. (Dominium) indicating an interest in entering into merger agreements with the Partnerships having similar terms as the CAPREIT merger agreement and purportedly offering the BAC Holders of the Partnerships an aggregate merger consideration of approximately $168,230,000. After reviewing the Dominium letter, the General Partners determined that Dominium had not demonstrated any firm financing ability. Notwithstanding such determination, the General

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

Partners, in a letter dated July 3, 1996, notified Dominium that it would make documents available to Dominium for its due diligence. The General Partners, however, also cautioned Dominium that it would not jeopardize the merger agreement with CAPREIT by an unwarranted delay while Dominium and its potential lenders continued to study the Partnerships and the mortgage revenue bonds and complete their due diligence.

     During the weeks of July 8, July 22 and July 29, representatives of Dominium visited the principal offices of the Partnerships to continue their due diligence review. During that period, the General Partners also responded to numerous requests for copies of specific documents and coordinated site visits to the properties by Dominium, its two proposed potential lenders, and its engineering and environmental consultants. On July 12, 1996, the Partnerships received copies of correspondence from Dominium to counsel for the plaintiffs in the Zakin and Wingard Actions, indicating that Dominion had received purported financing commitments, subject to its potential lenders' satisfactory completion of their due diligence during the succeeding 21 days and the payment by Dominium of an expense deposit of $75,000, a processing fee of $100,000 on July 23, 1999, and a commitment fee of in excess of $3,000,000 of which $500,000 was due at the end of the 21-day due diligence period. According to Dominium's letter, the net amount payable to BAC Holders in the Partnerships under its adjusted proposal would be at least $165,305,000. By letter dated July 18, 1996, the General Partners requested that Dominium supply evidence that it had the financial capability to cover the costs of the transaction it proposed and to provide the equity that its potential lenders would require. The General Partners never received any evidence that the $500,000 portion of the loan commitment fee or the $100,000 processing fee was paid. The July 18 letter also requested that Dominium's counsel submit their suggested revisions to the existing Merger Agreement with CAPREIT to reflect the terms desired by Dominium. That request was reiterated by letter dated July 24, 1996. Copies of the existing Merger Agreement marked to reflect Dominium's proposed changes thereto were received on July 29, 1996. By letter dated July 31, 1996, the General Partners requested clarification of seven issues relating to Dominium's mark-up, but never received a response.

     The Partnership has been advised that, on August 2, 1996, representatives of CAPREIT met with representatives of Dominium in New York City in an attempt to assess the credibility of Dominium's proposal and to discern its motivations with respect to the Partnerships, in view of CAPREIT's belief that Dominium's proposal, as described in its letters to the Funds, was not financeable and could not be accomplished as proposed. At that meeting and in a few subsequent phone conversations between a representative of CAPREIT and a representative of Dominium, certain aspects of CAPREIT's and Dominium's respective proposals were discussed. No agreements or understandings were reached between CAPREIT and Dominium as a result of the meeting or in any subsequent communications. The General Partners learned only recently that Dominium had proposed that CAPREIT enter into a management contract that would have given Dominium $3.5 million in termination fees upon approval of the mergers.

     Dominium had previously indicated to counsel for the plaintiffs in the Zakin and Wingard Actions that it would complete its due diligence and submit firm financing commitments for its proposal in order to satisfy such counsel's concerns about Dominium's ability to secure financing for a transaction with the Partnerships by August 5, 1996. No such commitment was submitted on August 5, 1996 or at any time thereafter.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

     During the period of time while the Partnerships and counsel to the plaintiffs in the Zakin and Wingard Actions continued to pursue a possible transaction with Dominium, the fairness hearing in the Zakin and Wingard Actions, initially scheduled to be held on June 19, 1996 and postponed by the parties until July 2, 1996, was further postponed on three occasions in order to accommodate Dominium's request for additional time to finalize its proposal.
The hearing was ultimately scheduled to be held on August 14, 1996.

     On August 7, 1996, after not having received any word from Dominium by August 5, 1996, the date Dominium itself had selected as the deadline for the delivery of its definitive proposal and firm commitments for the financing thereof, counsel for the plaintiffs in the Zakin and Wingard Actions wrote to Dominium establishing a deadline of 12:00 noon, August 12, 1996 for their receipt from Dominium of a documented "firm offer economically superior to" the CAPREIT Mergers. No offer was received from Dominium by the August 12, 1996 deadline. CAPREIT, in order to bring finality to the process and to induce plaintiff's counsel to proceed with the August 14, 1996 hearing date on the Stipulation of Settlement as scheduled rather than postponing it for the fifth time, agreed with plaintiffs' counsel to increase the consideration being offered by it to the BAC Holders in the Partnerships by $2 million in the aggregate. Plaintiffs' counsel advised Dominium's counsel, by letter of August 12, 1996, that in light of Dominium's repeated failure to respond to their inquiries and to provide a firm offer for the acquisition of the Partnerships with financing commitments therefore, and in light of the agreement of CAPREIT to increase the aggregate consideration being offered by it in the Mergers by $2 million, such counsel intended to support the Stipulation of Settlement at the hearing to be held on August 14, 1996.

     Dominium responded to the Partnerships and plaintiffs' counsel in letters received on August 13, 1996, that it was not in a position to provide evidence of its ability to finance or to finalize its proposals. Dominium alleged that with more time and "disinterested general partners" it would be able to make a proposal superior to CAPREIT's. In light of the fact that Dominium had not been able to put together a firm offer in nearly six months since their initial expression of interest in February, 1996, the General Partners did not believe it to be in the best interests of the BAC Holders to delay any further proceeding with the merger with CAPREIT.

     On August 13, 1996, the parties in the Zakin and Wingard Actions entered into an Amendment to the Stipulation of Settlement which reflected CAPREIT's agreement to increase the consideration to be paid by it in the Mergers and plaintiffs' counsels' agreement to support the Stipulation of Settlement, as improved, notwithstanding any actions Dominium had taken or would take in the future. The proposed Settlement, as amended, was presented to the Court for final hearing and approval on August 14, 1996.

     On August 14, 1996, at the fairness hearing on the Stipulation of Settlement, as amended, in the Zakin and Wingard Actions, the Delaware Court of Chancery certified the class of BAC Holders, found that the proposed settlement was fair, reasonable, adequate and in the best interests of the BAC Holders, approved the Stipulation of Settlement, awarded to plaintiff's counsel fees in the amount of $2 million, and entered a final judgment dismissing the actions. The 30-day period to appeal the final judgment ended with no appeal being taken.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

     Subsequent to the fairness hearing, the General Partners, based upon the performance of the properties underlying the Mortgage Revenue Bonds during the period since the Second Amended and Restated Merger Agreement was signed, sought to obtain CAPREIT's agreement to a further increase in the aggregate merger consideration in addition to the $2 million increase agreed to in connection with the fairness hearing. In light of the delays in pursuing the merger and the fairness hearing occasioned by the efforts of the General Partners and plaintiffs' counsel to obtain an offer from Dominium, CAPREIT sought to extend the termination date and to increase the amount of expenses for which the CAPREIT affiliate may be reimbursed pursuant to the proposed merger. On August 21, 1996, as set forth in the Fourth Amended Agreement, CAPREIT agreed to increase the aggregate amount of merger consideration by an additional $1.5 million, approximately, in consideration for the extension of the termination date from November 30, 1996 to December 31, 1996 and an increase from $2,500,000 to $2,600,000 per merger agreement of the maximum amount of expenses for which the CAPREIT affiliate may be reimbursed under certain circumstances if a merger agreement is terminated.

     By letter dated August 28, 1996, Dominium demanded that the Partnerships provide it with a current list of the BAC Holders, information from nominees containing the identity of brokerage and financial institutions holding BACS, and a list of Non-Objecting Beneficial Owners. The General Partners notified Dominium, by letter dated September 5, 1996, that it believed that, under applicable law, Dominium's demand was legally deficient in a number of respects and, accordingly, it could not make any decisions with respect to the request.

     After various communications, Dominium cured the deficiencies in its request. The Partnerships notified Dominium, on September 19, 1996, that it would provide Dominium with a current list of BAC Holders and related information.

     On September 20, 1996, Oppenheimer delivered its Fairness Opinions to the Partnership to the effect that, as of such date and subject to the assumptions and limitations therein, the Redemption Prices as set forth in the Fourth Amended Agreement of $14.82 per BAC with respect to Series I and $14.50 per BAC with respect to Series II, net to the holders in cash, respectively, are fair to such BAC Holders from a financial point of view.

     On September 20, 1996, the Partnership filed its Joint Proxy Statement (the Proxy) with the SEC in connection with the solicitation of BAC Holder approval for the proposed mergers based on the merger terms as set forth in the Fourth Amended Agreement. The Proxy announced a special meeting to be held on October 29, 1996 to consider and vote upon the proposed merger terms as set forth in the Fourth Amended Agreement. On September 23, 1996, the Partnership commenced mailing the Proxy and related proxy materials to BAC Holders on record as of September 19, 1996.

     On September 27, 1996, Dominium sent a letter to all BAC Holders voicing its opposition to the proposed mergers. On the same day, Dominium initiated litigation against the Partnership and others, as discussed in Note 6. The Partnership and others responded in other lawsuits, also described in Note 6. Thereafter, on September 30, and October 1, 1996, Dominium filed its preliminary proxy materials with the SEC and publicly announced that it would be soliciting proxies against the proposed mergers.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

     On October 16, 1996, Dominium mailed its definitive proxy materials to BAC Holders. Dominium's proxy materials confirmed that Dominium was not making, and had no current plans to make, a superior proposal, or indeed any proposal, for an acquisition of the Partnerships. In its proxy materials, Dominium stated that it was soliciting proxies in opposition to the proposed mergers because, among other things, it believed that the consideration then being offered to the BAC Holders in the proposed mergers did not maximize BAC Holder values and that it believed there might be alternatives to the proposed mergers in which BAC Holders might realize higher values.

     On October 28, 1996, the General Partner postponed the special meeting, which had been scheduled to be held on October 29, 1996, until November 8, 1996, in an effort to afford BAC Holders the opportunity to resolve any confusion resulting from the competing claims of the General Partners and Dominium and to provide additional time for BAC Holders to vote their BACs. As of the close of business on November 6, 1996, the day prior to the Partnerships' public announcement of the increase in the merger consideration, the Partnership had received proxies from the holders of approximately 62% of the outstanding BACs in the Partnership eligible to vote, approximately 69.7% of which proxies (representing approximately 43% of the outstanding BACs) had been voted in favor of the proposed merger.

     Following the postponement of the special meeting to be held on October 29, 1996, CAPREIT and the General Partners discussed the possibility of CAPREIT's increasing the consideration that it was offering to BAC Holders in the proposed mergers. At this time, CAPREIT also approached Dominium in an attempt to settle its differences with Dominium and the outstanding litigations between them, as discussed in Note 6, and to solicit Dominium's support for the improved proposed merger terms it was considering. Over the course of several days, CAPREIT negotiated with the General Partners and Dominium in an effort to reach an agreement on improved proposed merger terms and on November 6, 1996, CAPREIT agreed with the General Partners to increase the aggregate consideration that it was offering BAC Holders in the proposed mergers by approximately $6.5 million (or approximately $0.60 per BAC) and the General Partners and CRI agreed to reduce by an aggregate of $500,000 the amounts to be paid the General Partners and CRI upon consummation of the proposed mergers. Dominium advised CAPREIT that, in its view, the agreed upon merger consideration maximized BAC Holder values, and that it would endorse and support the proposed mergers if the merger agreements were amended to incorporate these terms.

     In connection with CAPREIT's agreement to increase its merger offer and the execution of the Restated Merger Agreement, on November 6, 1996, CAPREIT and Dominium entered into a settlement agreement pursuant to which, among other things, (i) each of the parties and certain of their affiliates and the partnerships agreed to settle the various lawsuits between them and to release all claims against the other arising from or relating to such actions, the proposed mergers and the related transactions and their respective proxy solicitation efforts; (ii) CAPREIT agreed to pay Dominium $500,000 upon signing of the Restated Merger Agreement and to pay $2.5 million into escrow to be held in escrow for a period of up to two years and to be paid to Dominium upon BAC Holder approval of the proposed mergers or if CAPREIT otherwise acquires control of the Partnerships, in consideration for Dominium's efforts in negotiating an increase in the consideration being offered by CAPREIT in the proposed mergers and the costs Dominium incurred in attempting to make a superior offer and soliciting proxies in opposition to the proposed mergers; and (iii) Dominium

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   MERGER PROPOSAL - Continued

agreed to support the proposed mergers and related transactions, cease its solicitation of proxies in opposition to the proposed mergers, and assist CAPREIT and the Partnerships in soliciting proxies in favor of the proposed mergers.

     On November 8, 1996, the Partnership filed a Supplement to the Joint Proxy Statement (the Proxy Supplement) with the SEC and announced improved merger terms as set forth in the Restated Merger Agreement in connection with the solicitation of BAC Holder approval for the proposed mergers. Additionally, the Partnership announced the postponement of the November 8, 1996 meeting date until November 27, 1996 for BAC Holders of record as of November 12, 1996.

                                    Financing
                                    ---------

     The amount required to pay the increase in the Redemption Prices and related additional costs and expenses, less the $500,000 deduction in amounts to be paid to the General Partners and CRI, is expected to be approximately $9 million. The funds required to pay such amount, as well as the amounts to be paid to Dominium pursuant to its settlement agreement with CAPREIT, will be provided by an additional equity contribution by CAPREIT.


3.   INVESTMENTS

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: held to maturity, available for sale, or trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on consolidation of the Owner Partnerships in accordance with the Securities and Exchange Commission (SEC) rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the SEC staff, the Partnership agreed to account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. The Partnership did not recognize any impairment losses during the three or nine months ended September 30, 1996 or 1995. Since all of the underlying mortgage loans, except

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

Observatory II, are in default, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

     The restatement of the 1995 financial statements resulted in increases of $432,444 and $1,224,759 in the previously reported net income for the three and nine months ended September 30, 1995, respectively, for Series I, and increases of $520,391 and $1,503,438 in the previously reported net income for the three and nine months ended September 30, 1995, respectively, for Series II. The restatement of the 1995 financial statements also resulted in increases of $0.18 and $0.53 in the previously reported net income per BAC for the three and nine months ended September 30, 1995, respectively, for Series I, and increases of $0.16 and $0.46 in the previously reported net income per BAC for the three and nine months ended September 30, 1995, respectively, for Series II. Net income per BAC as previously reported was $0.09 and $0.34 for the three and nine months ended September 30, 1995, respectively, for Series I, and $0.12 and $0.44 for the three and nine months ended September 30, 1995, respectively, for Series II.

                                    SERIES I
                                    --------

     The five original Series I mortgage loans securing the mortgage revenue bonds, with current aggregate principal and carrying amounts of $44,155,000 and $30,740,285, respectively, went into default, resulting in title transfer by actual foreclosure (one) or deeds in lieu of foreclosure (four) to Owner Partnerships which assumed the existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Observatory II, Royal Oaks, Trailway Pond and Valley Creek transfers.

     In conjunction with the transfer of the Royal Oaks deed to an Owner Partnership, the Royal Oaks mortgage revenue bond was modified. The Part-nership, based on information and advice from outside counsel, believes that the modification does not adversely affect the tax-exempt nature of the Royal Oaks bond interest. The modification complied with IRS guidelines in effect at that time. The IRS has since issued Final Regulations Section 1.1001-3, which
applies only to modifications made on or after September 24, 1996.   The General
Partners believes that the modification to the Royal Oaks mortgage revenue bond was consistent with the relevant tax authority which existed at the time of the modification and has, therefore, not jeopardized the tax-exempt status of the Royal Oaks mortgage revenue bond. However, there can be no assurance as to the tax-exempt status of the Royal Oaks mortgage revenue bond at present.

     Presented below is a summary of base interest payments for the nine months ended September 30, 1996 and 1995 that are due to Series I from the borrowers:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

                                                                For the nine months ended September 30, 1996
                                                 ------------------------------------------------------------------------
                                                                        Base Interest                         Cumulative
                                                                          Paid From         Current Base        Unpaid
                                                  Current Base           Properties'          Interest         Full Base
                                                 Interest Due(1)         Operations           Not Paid          Interest
                                                 ---------------        -------------       ------------      -----------
Observatory II                                   $     96,000           $      96,000       $         --      $        --
Royal Oaks                                            801,972                 691,417            110,555        1,703,799
Trailway Pond                                         345,366                 178,874            166,492        1,018,964
Valley Creek                                          994,764                 714,047            280,717        3,031,898
White Bear Woods                                      983,194                 706,082            277,112        2,277,863
                                                 ------------           -------------       ------------      -----------
                                                 $  3,221,296           $   2,386,420       $    834,876      $ 8,032,524
                                                 ============           =============       ============      ===========

                                                                For the nine months ended September 30, 1995
                                                 ------------------------------------------------------------------------
                                                                        Base Interest                         Cumulative
                                                                          Paid From         Current Base        Unpaid
                                                  Current Base           Properties'          Interest         Full Base
                                                 Interest Due(1)         Operations           Not Paid          Interest
                                                 ---------------        -------------       ------------      -----------
Observatory II                                   $      96,000          $      96,000       $         --      $        --
Royal Oaks                                             801,972                602,387            199,585        1,562,058
Trailway Pond                                          345,366                182,636            162,730          799,562
Valley Creek                                           994,764                677,430            317,334        2,686,641
White Bear Woods                                       983,194                688,514            294,680        1,932,437
                                                 -------------          -------------       ------------      -----------
                                                 $   3,221,296          $   2,246,967       $    974,329      $ 6,980,698
                                                 =============          =============       ============      ===========

     (1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $714,230 and $569,902 for the nine months ended September 30, 1996 and 1995, respectively.

     Contingent interest is recognized as revenue when collected. No contingent interest was received or accrued by Series I during the three or nine months ended September 30, 1996 or 1995. Contingent interest due for Series I as of September 30, 1996 and December 31, 1995 amounted to $22,064,463 and $20,083,162, respectively.

     As of September 30, 1996, Series I had cash and cash equivalents of $82,027, unrestricted marketable securities of $680,690 and working capital reserves invested in marketable securities of $1,419,310. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

classified its investments in marketable securities into the available for sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three or nine months ended September 30, 1996 or 1995 for Series I as the cost for the tax-exempt municipal bonds approximated market value throughout the respective periods.

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

     Presented below is a summary of base interest payments for the nine months ended September 30, 1996 and 1995 that are due to Series II from the borrowers:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued


                                                                For the nine months ended September 30, 1996
                                                 -------------------------------------------------------------------------
                                                                        Base Interest                         Cumulative
                                                                          Paid From         Current Base        Unpaid
                                                  Current Base           Properties'          Interest         Full Base
                                                 Interest Due(1)        Operations(2)         Not Paid          Interest
                                                 ---------------        -------------       ------------      -----------
Ethan's Ridge and
  Ethan's Glen IIB                               $  1,139,062           $  1,056,372        $     82,690      $ 2,084,883
Fountain Place                                      1,489,125              1,093,548             395,577        5,459,075
James Street
  Crossing                                          1,001,818                776,850             224,968        1,920,139
Trailway Pond II                                      752,250                398,157             354,093        2,922,799
                                                 ------------           ------------        ------------      -----------
                                                 $  4,382,255           $  3,324,927        $  1,057,328      $12,386,896
                                                 ============           ============        ============      ===========

                                                                For the nine months ended September 30, 1995
                                                 -------------------------------------------------------------------------
                                                                        Base Interest                         Cumulative
                                                                          Paid From         Current Base        Unpaid
                                                  Current Base           Properties'          Interest         Full Base
                                                 Interest Due(1)         Operations           Not Paid          Interest
                                                 ---------------        -------------       -------------     ------------
    Ethan's Ridge and
      Ethan's Glen IIB                           $  1,139,062           $    871,763        $     267,299     $  1,965,823
    Fountain Place                                  1,489,125              1,090,395              398,730        4,893,097
    James Street
      Crossing                                      1,001,818                794,261              207,557        1,637,286
    Trailway Pond II                                  752,250                412,188              340,062        2,480,937
                                                 ------------           ------------         ------------     ------------
                                                 $  4,382,255           $  3,168,607         $  1,213,648     $ 10,977,143
                                                 ============           ============         ============     ============

(1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $1,061,535 and $874,077 for the nine months ended September 30, 1996 and 1995, respectively.
(2) Includes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Ridge and Ethan's Glen IIB, Fountain Place and James Street Crossing totalled $107,000, $25,700 and $7,800, respectively.

     Contingent interest is recognized as revenue when collected. No contingent interest was received or accrued by Series II during the three or nine months ended September 30, 1996 or 1995. Contingent interest due for Series II as of

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENTS - Continued

September 30, 1996 and December 31, 1995 amounted to $31,028,247 and $27,897,543, respectively.

     As of September 30, 1996, Series II had cash and cash equivalents of $14,979, unrestricted marketable securities of $923,428, and working capital reserves invested in marketable securities of $2,307,489. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the available for sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three or nine months ended September 30, 1996 or 1995 for Series II as the cost for the tax-exempt municipal bonds approximated market value throughout these periods.

                                 SERIES I and II
                                 ---------------

     In April 1991, the U.S. Supreme Court decided a case, Cottage Savings Association V. Commissioner (Cottage Savings), that could be interpreted to impact then existing authority addressing the modification of debt instruments. In response to this decision, in June 1996, the IRS issued Final Regulations
Section 1.1001-3 which specifically address the tax consequences of modifications of debt instruments. Among other things, these regulations provide that certain modifications of the current interest payments or the maturity date of a debt instrument will be treated as a taxable exchange of the original instrument for the modified debt instrument. As a result, certain future modifications of the mortgage loans which secure the mortgage revenue bonds could be treated as a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. Any reissuance without the cooperation of the mortgage revenue bond issuers would result in the loss of the tax-exempt status of the mortgage revenue bonds. Such issuers might cooperate and consent to the reissuance; however, there can be no assurance that such issuers would do so or would not impose additional requirements that could have an adverse impact on the mortgage revenue bonds. Even if issuer consent were obtained, all accrued and unpaid interest of the existing mortgage loans would have to be written off. The write-off of accrued and unpaid interest would not be recoverable upon ultimate disposition or payoff of the mortgage revenue bond and would instead accrue to the benefit of the Owner Partnerships to the extent realized.

     Final Regulations Section 1.1001-3 only affect modifications made on or after September 24, 1996. The General Partner believes that the modifications which have already been made were consistent with the relevant tax authority that existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds.

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

                                    SERIES I
                                    --------

     The following distributions were paid or accrued to BAC Holders of record during the nine months ended September 30, 1996 and 1995:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                                               1996                                 1995
                                                         Distributions to                     Distributions to
                                                            BAC Holders                          BAC Holders
                                                   -----------------------------        -----------------------------
Quarter Ended                                        Total               Per BAC          Total               Per BAC
-------------                                      ----------            -------        ----------            -------
March 31,                                          $  644,100            $0.2825        $  615,600            $0.2700
June 30,                                              644,100             0.2825           615,600             0.2700
September 30,                                         644,100             0.2825           615,600             0.2700
                                                   ----------            -------        ----------            -------
                                                   $1,932,300            $0.8475        $1,846,800            $0.8100
                                                   ==========            =======        ==========            =======

     Distributions to BAC Holders for the three and nine months ended September 30, 1996 and 1995 were funded as follows:


                                                            For the three months ended            For the nine months ended
                                                                   September 30,                         September 30,
                                                           ----------------------------         -----------------------------
                                                               1996             1995                1996             1995
                                                           ------------     ------------        ------------     ------------
Cash Available for Distribution:
  Cash flow (1)                                            $    723,026     $    687,175        $  2,086,656     $  2,055,481
  Net deposits to working capital reserves                      (72,354)         (65,294)           (134,640)        (189,838)
                                                           ------------     ------------        ------------     ------------
      Total cash available for distribution                $    650,672     $    621,881        $  1,952,016     $  1,865,643
                                                           ============     ============        ============     ============
  Distributions to:
    General partner (1.01%)                                $      6,572     $      6,281        $     19,716     $     18,843
                                                           ============     ============        ============     ============
    BAC Holders (98.99%)                                   $    644,100     $    615,600        $  1,932,300     $  1,846,800
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

                                    SERIES II
                                    ---------

     The following distributions were paid or accrued to BAC Holders of record during the nine months ended September 30, 1996 and 1995:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued


                                                               1996                                 1995
                                                         Distributions to                     Distributions to
                                                            BAC Holders                          BAC Holders
                                                   -----------------------------        -----------------------------
Quarter Ended                                        Total               Per BAC          Total               Per BAC
-------------                                      ----------            -------        ----------            -------
March 31,                                          $  939,240            $0.2900        $  874,465            $0.2700
June 30,                                              939,240             0.2900           874,465             0.2700
September 30,                                         939,240             0.2900           874,465             0.2700
                                                   ----------            -------        ----------            -------
                                                   $2,817,720            $0.8700        $2,623,395            $0.8100
                                                   ==========            =======        ==========            =======


     Distributions to BAC Holders for the three and nine months ended September 30, 1996 and 1995 were funded as follows:


                                                            For the three months ended            For the nine months ended
                                                                   September 30,                         September 30,
                                                           ----------------------------         -----------------------------
                                                               1996             1995                1996             1995
                                                           ------------     ------------        ------------     ------------
Cash Available for Distribution:
  Cash flow (1)                                            $    972,645     $    930,135        $  2,846,573     $  2,995,965
  Net withdrawals from (deposits to) working
    capital reserves                                            (23,822)         (46,748)               (104)        (345,804)
                                                           ------------     ------------        ------------     ------------
      Total cash available for distribution                $    948,823     $    883,387        $  2,846,469     $  2,650,161
                                                           ============     ============        ============     ============
  Distributions to:
    General partner (1.01%)                                $      9,583     $      8,922        $     28,749     $     26,766
                                                           ============     ============        ============     ============
    BAC Holders (98.99%)                                   $    939,240     $    874,465        $  2,817,720     $  2,623,395
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

5.   INCOME TAXES

     For income tax purposes, base interest income is accrued when earned. The accrual of base interest is discontinued when, at the time of accrual, ultimate collectibility of the base interest due is considered unlikely. Once a loan has been placed in a non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the uncertainty of collection of unpaid base interest is eliminated. All loans except Observatory II were on non-accrual status throughout the nine months ended September 30, 1996 and 1995; therefore, for income tax purposes, income was recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. No contingent interest was recognized for the three and nine months ended September 30, 1996 or 1995.

     For federal income tax purposes, the investments in all of the mortgage revenue bonds are treated as loans, interest on which is exempt from regular federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   INCOME TAXES - Continued

                                                              SERIES I
                                                              --------


                                                               For the three months ended         For the nine months ended
                                                                      September 30,                      September 30,
                                                              ----------------------------      -----------------------------
                                                                  1996            1995              1996             1995
                                                              ------------    ------------      ------------     ------------
Financial statement net income                                $    751,478    $    627,707      $  2,027,090     $  2,000,898
Adjustment for timing of municipal income
  recognition                                                      (28,836)         59,470            59,565           54,583
                                                              ------------    ------------      ------------     ------------
Municipal income, net for tax purposes                        $    722,642    $    687,177      $  2,086,655     $  2,055,481
                                                              ============    ============      ============     ============
Municipal income per BAC outstanding                          $       0.31    $       0.30      $       0.91     $       0.90
                                                              ============    ============      ============     ============


                                                              SERIES II
                                                              ---------


                                                               For the three months ended         For the nine months ended
                                                                      September 30,                      September 30,
                                                              ----------------------------      -----------------------------
                                                                  1996            1995              1996             1995
                                                              ------------    ------------      ------------     ------------
Financial statement net income                                $    950,002    $    902,753      $  2,966,924     $  2,929,681
Adjustment for timing of municipal income
  recognition                                                       15,723          27,382          (112,457)          66,283
                                                              ------------    ------------      ------------     ------------
Municipal income, net for tax purposes                        $    965,725    $    930,135      $  2,854,467     $  2,995,964
                                                              ============    ============      ============     ============
Municipal income per BAC outstanding                          $       0.30    $       0.29      $       0.87     $       0.92
                                                              ============    ============      ============     ============


     A publicly traded partnership is treated as a corporation for income tax purposes unless it meets certain exceptions. To qualify under these exceptions, the General Partner annually invests in de minimis taxable investments for both Series I and Series II.

6.   LITIGATION

     On September 22, 1995, Irving Zakin commenced a putative class action (the Zakin Action) against the Partnership, its general partner (CRITEF Associates

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

Limited Partnership), its Assignor Limited Partner (CRITEF, Inc.), CRI, William
B. Dockser, H. William Willoughby, CRITEF III, CRITEF III Associates Limited Partnership, CRITEF III, Inc., and CAPREIT (collectively, the Defendants) in the court of Chancery of the State of Delaware in New Castle County (the Chancery Court) (C.A. No. 14558). The complaint alleged, among other things, that the price offered to the BAC Holders in the proposed mergers at the time the complaint was filed was inadequate, and that the Defendants breached their fiduciary duty to the BAC Holders, or aided and abetted such a breach, engaged in self-dealing and misled BAC Holders, in connection with the proposed mergers. The suit sought to enjoin the proposed merger, to obtain damages in an unspecified amount for the BAC Holders, and to compel the Defendants to maximize the amount paid to the BAC Holders and consider unspecified alternatives to the proposed merger.

     On October 5, 1995, David and Johanna Wingard commenced a second putative class action (the Wingard Action) against the Defendants in the Chancery Court (C.A. No 14604). The complaint in the Wingard Action contained virtually the identical allegations and sought virtually the identical relief as in the Zakin Action. The Court consolidated the two actions.

     The Defendants denied that any of them committed or threatened to commit any violations of law or breaches of duty to the BAC Holders.

     On January 31, 1996, the Defendants and the plaintiffs and their respective attorneys reached a tentative settlement of the Zakin and Wingard Actions memorialized in a Memorandum of Understanding (the Memorandum), dated as of such date. In accordance with the Memorandum, the merger agreements were amended on January 31, 1996, to provide that (a) the aggregate cash consideration to be paid to the BAC Holders of the Partnerships was increased by $8.5 million from $150.0 million to $158.5 million (subject to the adjustment up or down based upon Available Cash, as defined in the Restated Merger Agreement), and (b) the aggregate amount payable in consideration for the Accrued Fees payable to CRI for the Partnerships was reduced to no more than $2,000,000 (subsequently reduced to $1,950,000) as compared with $4,023,000 provided for in the original merger agreement. The Defendants also agreed that they would not object to an application for attorneys' fees and reimbursement of out-of-pocket expenses of plaintiffs' counsel for up to 20% of the improved merger consideration negotiated by them with such fees and expenses as are awarded by the Court to plaintiffs' counsel to be paid from the improved merger consideration negotiated by them. Subsequently, the parties agreed that the maximum amount of fees and expenses for the Partnerships, assuming the merger is consummated, shall be $1,700,000, plus an amount equal to 20% (up to a maximum of $75,000) of any adjustment amount at closing. These fees will reduce the cash paid to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees. Counsel for the plaintiffs and experts retained by them reviewed voluminous documents relating to the proposed merger, and took depositions of representatives of the General Partners and CAPREIT and Oppenheimer and Co., Inc., the fairness opinion provider.

     On May 16, 1996, the Defendants and the plaintiffs filed a Stipulation and Agreement of Settlement with the Chancery Court, and sought preliminary approval of the putative class (the Class) and approval of a form of notice to the Class of the proposed Settlement. The Stipulation of Settlement contemplates the

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

complete discharge, settlement and release of all claims that have been, could have been, or in the future might be asserted in any action or any other proceeding in connection with the proposed merger. The Stipulation of Settlement also permits plaintiffs to terminate the proposed settlement if, in their opinion, a superior financial offer is presented for the Partnership.

     On August 13, 1996, following further negotiations between counsel for the plaintiffs and the Defendants and the failure of Dominium to come forward with a firmly committed acquisition proposal superior to CAPREIT's by the date specified by Dominium itself for delivery of an offer, CAPREIT agreed with plaintiffs' counsel to increase the aggregate Redemption Prices being offered by it to the BAC Holders by $2,000,000 and the parties entered into an amendment to the Stipulation of Settlement pursuant to which CAPREIT agreed to so increase the Redemption Prices and plaintiffs' counsel agreed to support the Stipulation of Settlement, as improved by the amendment, notwithstanding any actions Dominium has taken or in the future may take.

     On August 14, 1996, at the fairness hearing on the Stipulation of Settlement, as amended, in the Zakin and Wingard Actions, the Delaware Court of Chancery certified the class of BAC Holders, found that the proposed settlement was fair, reasonable, adequate and in the best interests of the BAC Holders, approved the Stipulation of Settlement, awarded to plaintiffs' counsel fees in the amount of $2 million and entered a final judgment dismissing the actions. The 30-day period to appeal the final judgment expired with no appeal being taken.

     In response to Dominium's September 27 letter to BAC Holders voicing its opposition to the proposed mergers, as discussed in Note 2, on October 3, 1996, the General Partner, CRI, the Partnership, CRITEF III, CRITEF III LP and CAPREIT filed an action against Dominium and its principals in the United States District Court for the Southern District of New York (Civ. Action No. 96 CIV
7684) alleging, among other things, that Dominium and its principals, in order to disrupt the proposed mergers, were engaged in improper proxy solicitations and had made false and misleading statements in violation of Federal securities laws. The plaintiffs sought, among other things, an order barring the defendants from soliciting BAC Holders prior to providing them with a proxy statement and requiring Dominium to issue corrective disclosure with respect to, among other things, its implication that it was intending to propose an alternative offer to the BAC Holders. On October 11, 1996, the U.S. District Court conducted a hearing on plaintiffs' motion for a preliminary injunction, and on October 15, 1996, issued its opinion denying the plaintiffs' motion on the grounds that it found no irreparable harm.

     On September 27, 1996, the same day it mailed its first letter to BAC Holders, Dominium filed an action in Federal District Court for the District of Minnesota (Civ. Action No. 4-96 CIV 956) against Messrs. Dockser, Willoughby, CRI, the Partnership, CRITEF III and the General Partners alleging that the Proxy Statement was false and misleading in violation of Federal securities laws. Dominium also moved for expedited discovery and a briefing order for a preliminary injunction motion (which it never made). The defendants in the Minnesota action denied the allegations and asserted various defenses, including, among others, that Dominium's claims were barred by the settlement of the Zakin and Wingard class action litigations relating to the proposed mergers. The defendants also moved to disqualify Faegre & Benson, Dominium's principal law firm, on the grounds that Faegre & Benson had a conflict of interest by

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

virtue of its concurrent representation of Dominium and various entities which are participants in the financing for proposed mergers.

     On October 8, 1996, the defendants in the Minnesota action filed with the Delaware Court of Chancery an Emergency Motion to enforce the Court's Final Order to enjoin Dominium from violating the Final Order entered in the Zakin and Wingard Actions and for civil contempt on the grounds that Dominium was a class member in the Zakin and Wingard Actions and had not opposed or opted out of the proposed class settlement and was therefore bound by the settlement of those actions.

     On October 17, 1996, the Minnesota court issued a decision denying Dominium's motion for expedited discovery, finding, among other things, that Dominium already had virtually all of the information it sought and that Dominium was unlikely to prevail in its argument that its claims were not barred by the settlement reached in the Zakin and Wingard Actions.

     On October 17, 1996, counsel for CAPREIT advised the Delaware court that, in light of the ruling in Minnesota, it no longer sought any relief from the Delaware court.

     Following the postponement of the special meeting to be held on October 29, 1996, as discussed in Note 2, CAPREIT and the General Partners discussed the possibility of CAPREIT's increasing the consideration that it was offering to BAC Holders in the proposed mergers, as set forth in the Fourth Amended Agreement. At this time, CAPREIT also approached Dominium in an attempt to settle its differences with Dominium and the outstanding litigations between them and to solicit Dominium's support for the improved proposed merger terms it was considering. Over the course of several days, CAPREIT negotiated with the General Partners and Dominium in an effort to reach an agreement on improved proposed merger terms and on November 6, 1996, CAPREIT agreed with the General Partners to increase the aggregate consideration that it was offering BAC Holders in the proposed mergers by approximately $6.5 million (or approximately $0.60 per BAC) and the General Partners and CRI agreed to reduce by an aggregate of $500,000 the amounts to be paid the General Partners and CRI upon consummation of the proposed mergers. Dominium advised CAPREIT that, in its view, the agreed upon merger consideration maximized BAC Holder values, and that it would endorse and support the proposed mergers if the merger agreements were amended to incorporate these terms.

     In connection with CAPREIT's agreement to increase its merger offer and the execution of the Restated Merger Agreement, on November 6, 1996, CAPREIT and Dominium entered into a settlement agreement pursuant to which, among other things, (i) each of the parties and certain of their affiliates and the partnerships agreed to settle the various lawsuits between them and to release all claims against the other arising from or relating to such actions, the proposed mergers and the related transactions and their respective proxy solicitation efforts; (ii) CAPREIT agreed to pay Dominium $500,000 upon signing of the Restated Merger Agreement and to pay $2.5 million into escrow to be held in escrow for a period of up to two years and to be paid to Dominium upon BAC Holder approval of the proposed mergers or if CAPREIT otherwise acquires control of the Partnerships, in consideration for Dominium's efforts in negotiating an increase in the consideration being offered by CAPREIT in the proposed mergers and the costs Dominium incurred in attempting to make a superior offer and soliciting proxies in opposition to the proposed mergers; and (iii) Dominium

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

agreed to support the proposed mergers and related transactions, cease its solicitation of proxies in opposition to the proposed mergers, and assist CAPREIT and the Partnerships in soliciting proxies in favor of the proposed mergers.

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

     On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Montgomery County, Maryland Circuit Court, against CRI and Messrs. Dockser and Willoughby alleging, among other things, that the actions of CRI and Messrs. Dockser and Willoughby in connection with the proposed merger involved self-dealing and constituted a breach of their fiduciary duties to Mr. Schwartzberg. Neither the Partnership nor the General Partner was named as a defendant in this action, and Mr. Schwartzberg did not allege that he was a BAC Holder. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims and moved to dismiss or strike the allegations concerning the Partnership and CRIIMI MAE Inc. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity.

     On February 15, 1996, Mr. Schwartzberg filed suit in the New Castle County, Delaware Chancery Court (the Chancery Court) against the General Partners alleging that he had made demands upon the General Partners, in his capacity as a general and limited partner of the General Partner and a limited partner of CRITEF III LP, to inspect and obtain copies of the BAC Holder lists and other documents and that his demands were rejected. On February 23, 1996, the General Partners answered the complaint, admitting that his demands had been rejected and denying that Mr. Schwartzberg was entitled to the materials requested because, among other things, he lacked standing and proper purpose to inspect and obtain copies of the requested materials. Following a hearing on March 6 and 7, 1996, on June 7, 1996, the Chancery Court denied Mr. Schwartzberg's request for relief, holding that Mr. Schwartzberg's request was for an "improper purpose" under Delaware law.

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

     On February 16, 1996, the Partnerships, together with the General Partners, CRI, and CAPREIT, filed suit against Mr. Schwartzberg in the United States District Court for the Southern District of New York (the New York Action). The complaint alleged that Mr. Schwartzberg was engaged in an unlawful solicitation of proxies of the BAC Holders through two press releases he issued. On March 18, 1996, the District Court enjoined Mr. Schwartzberg from (1) making any further solicitation of BAC Holders within the meaning of Section 14(a) of the Securities Exchange Act of 1934 without complying with SEC regulations, and (2) committing any violation of Rule 14a-9 promulgated under the Securities Exchange Act (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships.

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

     Pursuant to the resolution of the various disputes between Mr. Schwartzberg, and CRI and its affiliates, the actions in the United States District Court for the Southern District of New York were dismissed with prejudice and the injunction against Mr. Schwartzberg was dissolved on August 8, 1996. All other pending litigation between Mr. Schwartzberg and CRI, Mr. Dockser, and Mr. Willoughby is to be dismissed.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   LITIGATION - Continued

     In addition, Mr. Schwartzberg disclosed that he had discussions with Lenner Corp. regarding the terms of the offer and the submission of a competing bid. Lenner Corp. declined to submit a competing offer to the Partnership and has entered into a confidentiality and standstill agreement with CAPREIT regarding the proposed merger and the Partnerships.

     Provided that the Schwartzberg Entities comply with the terms of the CAPREIT Agreement, CAPREIT is obligated to cause to be paid into escrow the aggregate amount of $867,000 in four installments over a three year period. These funds will be used for the partial payment of Mr. Schwartzberg's counsel and consultants in connection with their review of the merger agreements, drafts of the preliminary and definitive proxy statements filed with the SEC on July 17, 1996 and September 20, 1996, respectively, financial information of the Partnership, Partnership documents, Delaware-related claims, and other documents. CRI will provide CAPREIT with $400,000 in respect of CAPREIT's obligations under the CAPREIT Agreement, counsel for the plaintiffs in the Zakin and Wingard Actions will provide $100,000 in respect of such payments and Mr. Schwartzberg will provide $33,500 of such payments. No such payments other than the first installment will be paid into escrow until the proposed merger has been consummated and each of the payments is contingent upon there having been no defaults on the part of the Schwartzberg Entities or under the third party standstill agreement.

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

     An agreement among Mr. Schwartzberg, CMS and CRI (the CRI Agreement), dated June 12, 1996, in addition to providing that Mr. Schwartzberg will not oppose the proposed mergers, also provides for a resolution of all disputes between CRI and Mr. Schwartzberg. As part of the CRI Agreement, Mr. Schwartzberg and CRI have all agreed not to take any actions which might interfere with each others' businesses. Mr. Schwartzberg has also retracted any derogatory statements that he previously made about CRI, its principals, and the proposed merger, and has promised not to make any similar statements in the future. Although the CRI Agreement provides that it is legally binding, that agreement contemplates execution of a more detailed agreement and the exchange of full general releases between Mr. Schwartzberg and CRI, and Messrs. Dockser and Willoughby.

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

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

                                    SERIES I
                                    --------

     Expense reimbursements to an affiliate of the General Partner for the three months and nine months ended September 30, 1996, were $46,555 and $106,762, respectively, and for the three and nine months ended September 30, 1995, were $21,847 and $76,632, respectively, and are included in general and administrative expense and merger-related expenses in the statements of income.

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

     The following unpaid fees were due to CRI and CRIIMI from the borrowers as of September 30, 1996, and December 31, 1995:

                                                  As of          As of
                                               September 30,  December 31,
                                                   1996          1995
                                               ------------   ------------
CRI                                            $  1,225,393   $  1,225,393
CRIIMI                                              332,460        132,984
                                               ------------   ------------
     Total                                     $  1,557,853   $  1,358,377
                                               ============   ============

     The unpaid mortgage servicing fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. Any payments made with respect to unpaid fees will be applied against the oldest outstanding fees first.

     In connection with the Restated Merger Agreement entered into by the Partnership, as discussed in Note 2, unpaid mortgage servicing fees accrued through June 30, 1995 will be purchased by CAPREIT from CRI for the discounted amount of $432,960, which represents approximately 35% of the total accrued fees owed to CRI. In addition, unpaid fees accrued from July 1, 1995 through

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

September 30, 1996 will be purchased by CAPREIT from CRIIMI for $332,460, which represents 100% of the accrued fees which are expected to be owed to CRIIMI for that period. From October 1, 1996 to the closing of the proposed merger, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $22,164 per month.

     Fees paid by the borrowers to CRI/CRICO Mortgage and CRIIMI for the three and nine months ended September 30, 1996 and 1995 were as follows:

          CAPITAL REALTY INVESTORS TAX EXEMPT FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued


                                                               For the three months ended         For the nine months ended
                                                                      September 30,                      September 30,
                                                              ----------------------------      -----------------------------
                                                                  1996            1995              1996             1995
                                                              ------------    ------------      ------------     ------------
CRI/CRICO Mortgage                                            $         --    $        833      $         --     $      5,833
CRIIMI                                                               2,500           2,500             7,500            2,500
                                                              ------------    ------------      ------------     ------------
     Total                                                    $      2,500    $      3,333      $      7,500     $      8,333
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

                                    SERIES II
                                    ---------

     Expense reimbursements to an affiliate of the General Partner for the three and nine months ended September 30, 1996 were $47,718 and $112,666, respectively, and for the three and nine months ended September 30, 1995 were $27,339 and $89,907, respectively, and are included in general and administrative expense and merger-related expenses in the statements of income.

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

     The following unpaid mortgage servicing fees were due CRI and CRIIMI from the borrowers as of September 30, 1996 and December 31, 1995:

                                                  As of          As of
                                               September 30,  December 31,
                                                   1996           1995
                                               ------------   ------------
CRI                                            $  1,847,496   $  1,847,496
CRIIMI                                              489,120        195,648
                                               ------------   ------------
     Total                                     $  2,336,616   $  2,043,144
                                               ============   ============

     The unpaid mortgage servicing fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. Any payments made with respect to unpaid fees will be applied against the oldest outstanding fees first. During the nine months ended September 30, 1996 and 1995, no fees were paid by the borrowers.

     In connection with the Restated Merger Agreement entered into by the Partnership, as discussed in Note 2, the unpaid mortgage servicing fees accrued through June 30, 1995 will be purchased from CRI for the discounted amount of $652,245, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees accrued from July 1, 1995 through September 30, 1996 will be purchased by CAPREIT from CRIIMI for $489,120, which represents 100% of the accrued fees which are expected to be owed to CRIIMI for that period. From October 1, 1996 to the closing of the proposed merger, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $32,608 per month.

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

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: held to maturity, available for sale, or trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on consolidation of the Owner Partnerships in accordance with the Securities and Exchange Commission (SEC) rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the SEC staff, the Partnership agreed to account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. The Partnership did not recognize any impairment losses during the three or nine months ended September 30, 1996 or 1995. Since all of the underlying mortgage loans, except Observatory II, are in default, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

                                    SERIES I
                                    --------

     The five original Series I mortgage loans securing the mortgage revenue bonds, with current aggregate principal and carrying amounts of $44,155,000 and $30,740,285, respectively, went into default, resulting in title transfer by actual foreclosure (one) or deeds in lieu of foreclosure (four) to Owner Partnerships which assumed the existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from bond counsel that certain transfers of the properties to Owner

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Observatory II, Royal Oaks, Trailway Pond and Valley Creek transfers.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                 SERIES I and II
                                 ---------------

     In April 1991, the U.S. Supreme Court decided a case, Cottage Savings Association V. Commissioner (Cottage Savings), that could be interpreted to impact then existing authority addressing the modification of debt instruments. In response to this decision, in June 1996, the IRS issued Final Regulations
Section 1.1001-3 which specifically address the tax consequences of modifications of debt instruments. Among other things, these regulations provide that certain modifications of the current interest payments or the maturity date of a debt instrument will be treated as a taxable exchange of the original instrument for the modified debt instrument. As a result, certain future modifications of the mortgage loans which secure the mortgage revenue bonds could be treated as a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. Any reissuance without the cooperation of the mortgage revenue bond issuers would result in the loss of the tax-exempt status of the mortgage revenue bonds. Such issuers might cooperate and consent to the reissuance; however, there can be no assurance that such issuers would do so or would not impose additional requirements that could have an adverse impact on the mortgage revenue bonds. Even if issuer consent were obtained, all accrued and unpaid interest of the existing mortgage loans would have to be written off. The write-off of accrued and unpaid interest would not be recoverable upon ultimate disposition or payoff of the mortgage revenue bond and would instead accrue to the benefit of the Owner Partnerships to the extent realized.

     Final Regulations Section 1.1001-3 only affect modifications made on or after September 24, 1996. The General Partner believes that the modifications which have already been made were consistent with the relevant tax authority that existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds.

     The General Partner's ongoing strategy had been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, discussed below, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

Merger Proposal
---------------

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
On that date, another CAPREIT affiliate entered into a merger agreement with Capital Realty Investors Tax Exempt Fund III Limited Partnership (CRITEF III), a similar tax exempt bond fund sponsored by CRI. The two merger agreements are independent of one another, but the closing of each merger is conditioned on closing of the other, at CAPREIT's election. Another affiliate of CAPREIT is the property manager for four of the five properties securing the bonds held by Series I, and all five properties securing the bonds in Series II. All nine properties managed by the CAPREIT affiliate had defaulted with respect to their mortgage loans held by the Partnership. If the merger proposal is approved by a

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

majority vote of BAC Holders, all of the BACs in both Series I and Series II will be redeemed for cash and the interests represented by such BACs will be canceled. The agreement for the proposed merger has been modified to improve the terms of the original proposal. Under the original proposal and under the Fourth Amended and Restated Agreement and Plan of Merger (the Fourth Amended Agreement), the redemption amount per BAC was to be $13.761 and $14.82, respectively, for Series I, and $13.313 and $14.50 for Series II, respectively. Under the most recent modification, Amendment No. 1 to the Fourth Amended and Restated Agreement and Plan of Merger (the Restated Merger Agreement), all of the BACs will be redeemed for cash at a redemption price of $15.42 per BAC, net to the holder, without interest, subject to upward adjustment based on Available Cash (as defined in the Restated Merger Agreement) to not greater than $15.629 per BAC for Series I, and $15.11 per BAC, net to the holder, without interest, subject to upward adjustment based on Available Cash to not greater than $15.319
per BAC for Series II.   In arriving at the base redemption price, the
consideration to be paid to BAC holders in the mergers has been reduced by the fees and expenses payable to counsel for the plaintiffs in certain class action litigation, as discussed below, of $2 million in the aggregate, assuming both the Partnership and CRITEF III (collectively, the Partnerships) consummate the mergers.

     The BAC Holders will also vote upon the sale of the Partnership's General Partner's interest to an affiliate of CAPREIT immediately prior to consummation of the proposed merger. CAPREIT has agreed to pay the General Partner $400,000 in consideration for its 1.01% general partner interest in the Partnership.

     Consummation of the merger is contingent upon the approval of a majority of combined Series I and Series II BAC Holders, voting together as one class.
After postponing the special meeting originally scheduled for October 29, 1996, the General Partner established November 27, 1996 as the special meeting date for BAC Holders of record as of November 12, 1996 to consider and vote upon the proposed mergers.

     CAPREIT and/or its designee will also acquire accounts receivables held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of both Series I and Series II. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partner. Under the Restated Merger Agreement, CAPREIT will pay the discounted amount of $432,960 and $652,245 to CRI for the fees of Series I and Series II, respectively, accrued through June 30, 1995. The amounts to be paid to CRI represent approximately 35% of the total accrued fees owed to CRI. Also, CAPREIT will pay $332,460 and $489,120 to CRIIMI for the fees of Series I and Series II, respectively, accrued from July 1, 1995 through September 30, 1996, which represents 100% of the fees which are owed to CRIIMI for that period.
From October 1, 1996 to the closing of the proposed merger, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $22,164 and $32,608 per month (or portion thereof) for Series I and Series II, respectively.

     Each of the entities formed to take title to properties and assume the existing indebtedness when the original unaffiliated borrowers defaulted (Owner Partnerships), which are affiliates of the Partnership, has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (based on the fair market value of the property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases substantially prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships. This feature was required by CAPREIT as a material business term of the merger.

      In accordance with the Restated Merger Agreement, CAPREIT is to pay the legal costs incurred by the Partnership associated with the proposed merger, upon consummation of the proposed merger. As the Partnership is not responsible for payment of these costs, they have not been reflected in the accompanying financial statements. However, in the event that the proposed merger is not consummated with CAPREIT, the Partnership will be responsible for these costs, as discussed below. As of November 11, 1996, the Partnership had incurred legal costs of approximately $69,000 each for Series I and II related to the proposed merger. There is no reasonable estimate of remaining legal costs to be incurred by the Partnership related to the proposed merger.

     In the event the Restated Merger Agreement is terminated or abandoned under certain specified circumstances, the Partnership may be liable for the payment of a fee equal of $2,250,000 with respect to such terminated or abandoned Restated Merger Agreement if there is a Fiduciary Out Termination (as defined in the Restated Merger Agreement), a Triggering Event (as defined in the Restated Merger Agreement) or the Partnership consummates an alternative transaction within 270 days of the date of termination or abandonment of such Restated Merger Agreement.

     In addition, if the Restated Merger Agreement is terminated or abandoned due to (i) a Fiduciary Out Termination, (ii) a willful and material breach by the Partnership or any applicable Owner Partnership (other than a breach of the representations and warranties), (iii) the failure by the Partnership or any of such Owner Partnerships to perform in all material respects its obligations and duties thereunder, or (iv) a termination of such Restated Merger Agreement by such CAPREIT affiliate because the Partnership shall have settled designated actions for an amount in excess of an agreed upon amount or such settlement or compromise contains terms to which such CAPREIT affiliate reasonably objects, then the Partnership shall bear all of its own expenses, as mentioned above, and reimburse such CAPREIT affiliate and its affiliates for reasonable out-of-pocket expenses (including, without limitation, all fees and expenses of counsel, and its financing sources and consultants to the CAPREIT affiliate and its affiliates) in connection with such merger and related transactions and the
proxy statement.   In no event, however, shall the amount paid to reimburse
expenses under the Restated Merger Agreement exceed $2,600,000.

     During February 1996, the General Partner and CRITEF III Associates LP (CRITEF III LP) (collectively, the General Partners) received an inquiry concerning the possible acquisition of the Partnerships from a group of investors led by Mr. Terry McNellis and Mr. Gary Petrucci, of Piper Jaffray Inc., and Mr. David Brierton and Mr. Jack Safar, of Dominium Management Services Inc. (collectively, the Dominium Group). The Dominium Group executed confidentiality and non-circumvention agreements, and by the beginning of April

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

1996, the Partnerships had provided the Dominium Group with all of the due diligence materials they had requested. Thereafter, the General Partner did not hear from any representative of the Dominium Group again until June 28, 1996, just days prior to the initially scheduled date for the fairness hearing to be held on the Stipulation of Settlement in the Zakin and Wingard putative class actions (the Zakin and Wingard Actions), as discussed below.

     On June 28, 1996, counsel to the plaintiffs in the Zakin and Wingard Actions, and the Partnerships, received a letter from Dominium Tax Exempt Fund L.L.P. (Dominium) indicating an interest in entering into merger agreements with the Partnerships having similar terms as the CAPREIT merger agreement and purportedly offering the BAC Holders of the Partnerships an aggregate merger consideration of approximately $168,230,000. After reviewing the Dominium letter, the General Partners determined that Dominium had not demonstrated any firm financing ability. Notwithstanding such determination, the General Partners, in a letter dated July 3, 1996, notified Dominium that it would make documents available to Dominium for its due diligence. The General Partners, however, also cautioned Dominium that it would not jeopardize the merger agreement with CAPREIT by an unwarranted delay while Dominium and its potential lenders continued to study the Partnerships and the mortgage revenue bonds and complete their due diligence.

     During the weeks of July 8, July 22 and July 29, representatives of Dominium visited the principal offices of the Partnerships to continue their due diligence review. During that period, the General Partners also responded to numerous requests for copies of specific documents and coordinated site visits to the properties by Dominium, its two proposed potential lenders, and its engineering and environmental consultants. On July 12, 1996, the Partnerships received copies of correspondence from Dominium to counsel for the plaintiffs in the Zakin and Wingard Actions, indicating that Dominion had received purported financing commitments, subject to its potential lenders' satisfactory completion of their due diligence during the succeeding 21 days and the payment by Dominium of an expense deposit of $75,000, a processing fee of $100,000 on July 23, 1999, and a commitment fee of in excess of $3,000,000 of which $500,000 was due at the end of the 21-day due diligence period. According to Dominium's letter, the net amount payable to BAC Holders in the Partnerships under its adjusted proposal would be at least $165,305,000. By letter dated July 18, 1996, the General Partners requested that Dominium supply evidence that it had the financial capability to cover the costs of the transaction it proposed and to provide the equity that its potential lenders would require. The General Partners never received any evidence that the $500,000 portion of the loan commitment fee or the $100,000 processing fee was paid. The July 18 letter also requested that Dominium's counsel submit their suggested revisions to the existing Merger Agreement with CAPREIT to reflect the terms desired by Dominium. That request was reiterated by letter dated July 24, 1996. Copies of the existing Merger Agreement marked to reflect Dominium's proposed changes thereto were received on July 29, 1996. By letter dated July 31, 1996, the General Partners requested clarification of seven issues relating to Dominium's mark-up, but never received a response.

     The Partnership has been advised that, on August 2, 1996, representatives of CAPREIT met with representatives of Dominium in New York City in an attempt to assess the credibility of Dominium's proposal and to discern its motivations with respect to the Partnerships, in view of CAPREIT's belief that Dominium's proposal, as described in its letters to the Funds, was not financeable and could not be accomplished as proposed. At that meeting and in a few subsequent

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

phone conversations between a representative of CAPREIT and a representative of Dominium, certain aspects of CAPREIT's and Dominium's respective proposals were discussed. No agreements or understandings were reached between CAPREIT and Dominium as a result of the meeting or in any subsequent communications. The General Partners learned only recently that Dominium had proposed that CAPREIT enter into a management contract that would have given Dominium $3.5 million in termination fees upon approval of the mergers.

     Dominium had previously indicated to counsel for the plaintiffs in the Zakin and Wingard Actions that it would complete its due diligence and submit firm financing commitments for its proposal in order to satisfy such counsel's concerns about Dominium's ability to secure financing for a transaction with the Partnerships by August 5, 1996. No such commitment was submitted on August 5, 1996 or at any time thereafter.

     During the period of time while the Partnerships and counsel to the plaintiffs in the Zakin and Wingard Actions continued to pursue a possible transaction with Dominium, the fairness hearing in the Zakin and Wingard Actions, initially scheduled to be held on June 19, 1996 and postponed by the parties until July 2, 1996, was further postponed on three occasions in order to accommodate Dominium's request for additional time to finalize its proposal.
The hearing was ultimately scheduled to be held on August 14, 1996.

     On August 7, 1996, after not having received any word from Dominium by August 5, 1996, the date Dominium itself had selected as the deadline for the delivery of its definitive proposal and firm commitments for the financing thereof, counsel for the plaintiffs in the Zakin and Wingard Actions wrote to Dominium establishing a deadline of 12:00 noon, August 12, 1996 for their receipt from Dominium of a documented "firm offer economically superior to" the CAPREIT Mergers. No offer was received from Dominium by the August 12, 1996 deadline. CAPREIT, in order to bring finality to the process and to induce plaintiff's counsel to proceed with the August 14, 1996 hearing date on the Stipulation of Settlement as scheduled rather than postponing it for the fifth time, agreed with plaintiffs' counsel to increase the consideration being offered by it to the BAC Holders in the Partnerships by $2 million in the aggregate. Plaintiffs' counsel advised Dominium's counsel, by letter of August 12, 1996, that in light of Dominium's repeated failure to respond to their inquiries and to provide a firm offer for the acquisition of the Partnerships with financing commitments therefore, and in light of the agreement of CAPREIT to increase the aggregate consideration being offered by it in the Mergers by $2 million, such counsel intended to support the Stipulation of Settlement at the hearing to be held on August 14, 1996.

     Dominium responded to the Partnerships and plaintiffs' counsel in letters received on August 13, 1996, that it was not in a position to provide evidence of its ability to finance or to finalize its proposals. Dominium alleged that with more time and "disinterested general partners" it would be able to make a proposal superior to CAPREIT's. In light of the fact that Dominium had not been able to put together a firm offer in nearly six months since their initial expression of interest in February, 1996, the General Partners did not believe it to be in the best interests of the BAC Holders to delay any further proceeding with the merger with CAPREIT.

     On August 13, 1996, the parties in the Zakin and Wingard Actions entered into an Amendment to the Stipulation of Settlement which reflected CAPREIT's agreement to increase the consideration to be paid by it in the Mergers and

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

plaintiffs' counsels' agreement to support the Stipulation of Settlement, as improved, notwithstanding any actions Dominium had taken or would take in the future. The proposed Settlement, as amended, was presented to the Court for final hearing and approval on August 14, 1996.

     On August 14, 1996, at the fairness hearing on the Stipulation of Settlement, as amended, in the Zakin and Wingard Actions, the Delaware Court of Chancery certified the class of BAC Holders, found that the proposed settlement was fair, reasonable, adequate and in the best interests of the BAC Holders, approved the Stipulation of Settlement, awarded to plaintiff's counsel fees in the amount of $2 million, and entered a final judgment dismissing the actions. The 30-day period to appeal the final judgment ended with no appeal being taken.

     Subsequent to the fairness hearing, the General Partners, based upon the performance of the properties underlying the Mortgage Revenue Bonds during the period since the Second Amended and Restated Merger Agreement was signed, sought to obtain CAPREIT's agreement to a further increase in the aggregate merger consideration in addition to the $2 million increase agreed to in connection with the fairness hearing. In light of the delays in pursuing the merger and the fairness hearing occasioned by the efforts of the General Partners and plaintiffs' counsel to obtain an offer from Dominium, CAPREIT sought to extend the termination date and to increase the amount of expenses for which the CAPREIT affiliate may be reimbursed pursuant to the proposed merger. On August 21, 1996, as set forth in the Fourth Amended Agreement, CAPREIT agreed to increase the aggregate amount of merger consideration by an additional $1.5 million, approximately, in consideration for the extension of the termination date from November 30, 1996 to December 31, 1996 and an increase from $2,500,000 to $2,600,000 per merger agreement of the maximum amount of expenses for which the CAPREIT affiliate may be reimbursed under certain circumstances if a merger agreement is terminated.

     By letter dated August 28, 1996, Dominium demanded that the Partnerships provide it with a current list of the BAC Holders, information from nominees containing the identity of brokerage and financial institutions holding BACS, and a list of Non-Objecting Beneficial Owners. The General Partners notified Dominium, by letter dated September 5, 1996, that it believed that, under applicable law, Dominium's demand was legally deficient in a number of respects and, accordingly, it could not make any decisions with respect to the request.

     After various communications, Dominium cured the deficiencies in its request. The Partnerships notified Dominium, on September 19, 1996, that it would provide Dominium with a current list of BAC Holders and related information.

     On September 20, 1996, Oppenheimer delivered its Fairness Opinions to the Partnership to the effect that, as of such date and subject to the assumptions and limitations therein, the Redemption Prices as set forth in the Fourth Amended Agreement of $14.82 per BAC with respect to Series I and $14.50 per BAC with respect to Series II, net to the holders in cash, respectively, are fair to such BAC Holders from a financial point of view.

     On September 20, 1996, the Partnership filed its Joint Proxy Statement (the Proxy) with the SEC in connection with the solicitation of BAC Holder approval for the proposed mergers based on the merger terms as set forth in the Fourth Amended Agreement. The Proxy announced a special meeting to be held on October 29, 1996 to consider and vote upon the proposed merger terms as set forth in the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Fourth Amended Agreement. On September 23, 1996, the Partnership commenced mailing the Proxy and related proxy materials to BAC Holders on record as of September 19, 1996.

     On September 27, 1996, Dominium sent a letter to all BAC Holders voicing its opposition to the proposed mergers. On the same day, Dominium initiated litigation against the Partnership and others, as discussed below. The Partnership and others responded in other lawsuits, also discussed below. Thereafter, on September 30, and October 1, 1996, Dominium filed its preliminary proxy materials with the SEC and publicly announced that it would be soliciting proxies against the proposed mergers.

     On October 16, 1996, Dominium mailed its definitive proxy materials to BAC Holders. Dominium's proxy materials confirmed that Dominium was not making, and had no current plans to make, a superior proposal, or indeed any proposal, for an acquisition of the Partnerships. In its proxy materials, Dominium stated that it was soliciting proxies in opposition to the proposed mergers because, among other things, it believed that the consideration then being offered to the BAC Holders in the proposed mergers did not maximize BAC Holder values and that it believed there might be alternatives to the proposed mergers in which BAC Holders might realize higher values.

     On October 28, 1996, the General Partner postponed the special meeting, which had been scheduled to be held on October 29, 1996, until November 8, 1996, in an effort to afford BAC Holders the opportunity to resolve any confusion resulting from the competing claims of the General Partners and Dominium and to provide additional time for BAC Holders to vote their BACs. As of the close of business on November 6, 1996, the day prior to the Partnerships' public announcement of the increase in the merger consideration, the Partnership had received proxies from the holders of approximately 62% of the outstanding BACs in the Partnership eligible to vote, approximately 69.7% of which proxies (representing approximatley 43% of the outstanding BACs) had been voted in favor of the proposed merger.

     Following the postponement of the special meeting to be held on October 29, 1996, CAPREIT and the General Partners discussed the possibility of CAPREIT's increasing the consideration that it was offering to BAC Holders in the proposed mergers. At this time, CAPREIT also approached Dominium in an attempt to settle its differences with Dominium and the outstanding litigations between them, as discussed in Note 6, and to solicit Dominium's support for the improved proposed merger terms it was considering. Over the course of several days, CAPREIT negotiated with the General Partners and Dominium in an effort to reach an agreement on improved proposed merger terms and on November 6, 1996, CAPREIT agreed with the General Partners to increase the aggregate consideration that it was offering BAC Holders in the proposed mergers by approximately $6.5 million (or approximately $0.60 per BAC) and the General Partners and CRI agreed to reduce by an aggregate of $500,000 the amounts to be paid the General Partners and CRI upon consummation of the proposed mergers. Dominium advised CAPREIT that, in its view, the agreed upon merger consideration maximized BAC Holder values, and that it would endorse and support the proposed mergers if the merger agreements were amended to incorporate these terms.

     In connection with CAPREIT's agreement to increase its merger offer and the execution of the Restated Merger Agreement, on November 6, 1996, CAPREIT and Dominium entered into a settlement agreement pursuant to which, among other things, (i) each of the parties and certain of their affiliates and the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

partnerships agreed to settle the various lawsuits between them and to release all claims against the other arising from or relating to such actions, the proposed mergers and the related transactions and their respective proxy solicitation efforts; (ii) CAPREIT agreed to pay Dominium $500,000 upon signing of the Restated Merger Agreement and to pay $2.5 million into escrow to be held in escrow for a period of up to two years and to be paid to Dominium upon BAC Holder approval of the proposed mergers or if CAPREIT otherwise acquires control of the Partnerships, in consideration for Dominium's efforts in negotiating an increase in the consideration being offered by CAPREIT in the proposed mergers and the costs Dominium incurred in attempting to make a superior offer and soliciting proxies in opposition to the proposed mergers; and (iii) Dominium agreed to support the proposed mergers and related transactions, cease its solicitation of proxies in opposition to the proposed mergers, and assist CAPREIT and the Partnerships in soliciting proxies in favor of the proposed mergers.

     On November 8, 1996, the Partnership filed a Supplement to the Joint Proxy Statement (the Proxy Supplement) with the SEC and announced improved merger terms as set forth in the Restated Merger Agreement in connection with the solicitation of BAC Holder approval for the proposed mergers. Additionally, the Partnership announced the postponement of the November 8, 1996 meeting date until November 27, 1996 for BAC Holders of record as of November 12, 1996.

                                    Financing
                                    ---------

     The amount required to pay the increase in the Redemption Prices and related additional costs and expenses, less the $500,000 deduction in amounts to be paid to the General Partners and CRI, is expected to be approximately $9 million. The funds required to pay such amount, as well as the amounts to be paid to Dominium pursuant to its settlement agreement with CAPREIT, will be provided by an additional equity contribution by CAPREIT.

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

     The following distributions were paid or accrued to BAC Holders of record during the nine months ended September 30, 1996 and 1995:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                  1996                                   1995
                                            Distributions to                       Distributions to
                                               BAC Holders                            BAC Holders
                                      ------------------------------         ------------------------------
Quarter Ended                            Total              Per BAC             Total               Per BAC
-------------                         -----------           -------          -----------            -------
March 31,                             $  644,100            $0.2825          $  615,600             $0.2700
June 30,                                 644,100             0.2825             615,600              0.2700
September 30,                            644,100             0.2825             615,600              0.2700
                                      ----------            -------          ----------             -------
                                      $1,932,300            $0.8475          $1,846,800             $0.8100
                                      ==========            =======          ==========             =======


     Distributions to BAC Holders for the three and nine months ended September 30, 1996 and 1995 were funded as follows:


                                                            For the three months ended        For the nine months ended
                                                                   September 30,                     September 30,
                                                           ----------------------------     -----------------------------
                                                               1996            1995             1996             1995
                                                           ------------    ------------     ------------     ------------
Cash Available for Distribution:
  Cash flow (1)                                            $    723,026    $    687,175     $  2,086,656     $  2,055,481
  Net deposits to working capital reserves                      (72,354)        (65,294)        (134,640)        (189,838)
                                                           ------------    ------------     ------------     ------------
      Total cash available for distribution                $    650,672    $    621,881     $  1,952,016     $  1,865,643
                                                           ============    ============     ============     ============
  Distributions to:
    General partner (1.01%)                                $      6,572    $      6,281     $     19,716     $     18,843
                                                           ============    ============     ============     ============
    BAC Holders (98.99%)                                   $    644,100    $    615,600     $  1,932,300     $  1,846,800
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

     As of September 30, 1996, Series I had cash and cash equivalents of $82,027, unrestricted marketable securities of $680,690 and working capital reserves invested in marketable securities of $1,419,310. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the available for sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three or nine months ended September 30, 1996 or 1995 for Series I as the cost for the tax-exempt municipal bonds approximated market value throughout the respective periods.

     The Partnership closely monitors its cash flow and liquidity position for Series I in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series I's net cash provided by operating activities, which consists primarily of receipt of base interest on mortgage loans, for the nine months ended September 30, 1996 was adequate to support operating, investing and financing requirements and the declared distributions to BAC Holders and the General Partner. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

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

     The following distributions were paid or accrued to BAC Holders of record during the nine months ended September 30, 1996 and 1995:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                  1996                                   1995
                                            Distributions to                       Distributions to
                                               BAC Holders                            BAC Holders
                                      -----------------------------          -----------------------------
Quarter Ended                            Total              Per BAC             Total               Per BAC
-------------                         -----------           -------          -----------            -------
March 31,                             $  939,240            $0.2900          $  874,465             $0.2700
June 30,                                 939,240             0.2900             874,465              0.2700
September 30,                            939,240             0.2900             874,465              0.2700
                                      ----------            -------          ----------             -------
                                      $2,817,720            $0.8700          $2,623,395             $0.8100
                                      ==========            =======          ==========             =======


     Distributions to BAC Holders for the three and nine months ended September 30, 1996 and 1995 were funded as follows:


                                                                For the three months ended         For the nine months ended
                                                                       September 30,                      September 30,
                                                               ----------------------------      -----------------------------
                                                                   1996            1995              1996             1995
                                                               ------------    ------------      ------------     ------------
Cash Available for Distribution:
  Cash flow (1)                                                $    972,645    $    930,135      $  2,846,573     $  2,995,965
  Net withdrawals from (deposits to) working
    capital reserves                                                (23,822)        (46,748)             (104)        (345,804)
                                                               ------------    ------------      ------------     ------------
      Total cash available for distribution                    $    948,823    $    883,387      $  2,846,469     $  2,650,161
                                                               ============    ============      ============     ============
  Distributions to:
    General partner (1.01%)                                    $      9,583    $      8,922      $     28,749     $     26,766
                                                               ============    ============      ============     ============
    BAC Holders (98.99%)                                       $    939,240    $    874,465      $  2,817,720     $  2,623,395
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

     As of September 30, 1996, Series II had cash and cash equivalents of $14,979, unrestricted marketable securities of $923,428, and working capital reserves invested in marketable securities of $2,307,489. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and nine months ended September 30, 1996 or 1995 for Series II as the cost for the tax-exempt municipal bonds approximated market value throughout these periods.

     The Partnership closely monitors its cash flow and liquidity position for Series II in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. Series II's net cash provided by operating activities for the nine months ended September 30, 1996, which consists primarily of receipt of base interest on mortgage loans, was supplemented by the sale of marketable securities to support operating requirements and the payment of declared distributions to BAC Holders and the General Partner. For the nine months ended September 30, 1996, cash and cash equivalents decreased due to the timing of distribution payments. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

                              Results of Operations
                              ---------------------

                                    SERIES I
                                    --------

     The Partnership's Series I net income for the three months ended September 30, 1996 increased by approximately $124,000 or 20% from the corresponding period in 1995 primarily due to a decrease in merger- related expenses of approximately $109,000 resulting principally from fees incurred by the Partnership during the three months ended September 30, 1995 for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger. Contributing to the increase in net income was an increase in interest from mortgage revenue bonds of approximately $14,000 resulting principally from an increase in rental rates at the underlying properties. There were no material increases or decreases in Series I's remaining income or expenses for the three months ended September 30, 1996.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership's Series I net income for the nine months ended September 30, 1996 increased by approximately $26,000 or 1% from the corresponding period in 1995 primarily due to an increase in interest from mortgage revenue bonds of approximately $139,000, as discussed above. Partially offsetting the increase in net income was an increase in merger-related expenses of approximately $125,000 due to legal and consulting fees and payroll costs incurred during 1996 in connection with the proposed merger. Also partially offsetting the increase in net income was an increase in professional fees of approximately $25,000 primarily due to audit and consulting fees incurred during 1996 related to the restatement of the 1995 financial statements. There were no material increases or decreases in Series I's remaining income or expenses for the nine months ended September 30, 1996.

     The restatement of the 1995 financial statements resulted in increases of $432,444 and $1,224,759 in the previously reported net income for the three and nine months ended September 30, 1995, respectively. The restatement of the 1995 financial statements also resulted in increases of $0.18 and $0.53 in the previously reported net income per BAC for the three and nine months ended September 30, 1995, respectively. Net income per BAC as previously reported for the three and nine months ended September 30, 1995 was $0.09 and $0.34, respectively.

     Presented below is a summary of base interest payments for the nine months ended September 30, 1996 and 1995 that are due to Series I from the borrowers:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                               For the nine months ended September 30, 1996
                                                ------------------------------------------------------------------------
                                                                     Base Interest                           Cumulative
                                                                       Paid From         Current Base          Unpaid
                                                 Current Base         Properties'          Interest           Full Base
                                                Interest Due(1)       Operations           Not Paid            Interest
                                                ---------------      -------------       ------------        -----------
Observatory II                                  $     96,000         $      96,000       $         --        $        --
Royal Oaks                                           801,972               691,417            110,555          1,703,799
Trailway Pond                                        345,366               178,874            166,492          1,018,964
Valley Creek                                         994,764               714,047            280,717          3,031,898
White Bear Woods                                     983,194               706,082            277,112          2,277,863
                                                ------------         -------------       ------------        -----------
                                                $  3,221,296         $   2,386,420       $    834,876        $ 8,032,524
                                                ============         =============       ============        ===========

                                                               For the nine months ended September 30, 1995
                                                ------------------------------------------------------------------------
                                                                     Base Interest                           Cumulative
                                                                       Paid From         Current Base          Unpaid
                                                 Current Base         Properties'          Interest           Full Base
                                                Interest Due(1)       Operations           Not Paid            Interest
                                                ---------------      -------------       ------------        -----------
Observatory II                                  $      96,000        $      96,000       $         --        $        --
Royal Oaks                                            801,972              602,387            199,585          1,562,058
Trailway Pond                                         345,366              182,636            162,730            799,562
Valley Creek                                          994,764              677,430            317,334          2,686,641
White Bear Woods                                      983,194              688,514            294,680          1,932,437
                                                -------------        -------------       ------------        -----------
                                                $   3,221,296        $   2,246,967       $    974,329        $ 6,980,698
                                                =============        =============       ============        ===========

     (1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $714,230 and $569,902 for the nine months ended September 30, 1996 and 1995, respectively.

                                    SERIES II
                                    ---------

     The Partnership's Series II net income for the three months ended September 30, 1996 increased by approximately $47,000 or 5% from the corresponding period in 1995 primarily due to a decrease in merger-related expenses of approximately $110,000 resulting principally from fees incurred by the Partnership during the three months ended September 30, 1995 for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger. Partially offsetting the increase in net income was a decrease in interest from mortgage revenue bonds of approximately $48,000 due to a decrease in occupancy at the underlying properties. Also partially offsetting the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

increase in net income was an increase in professional fees of approximately $32,000 primarily due to audit and consulting fees incurred during 1996 related to the restatement of the 1995 financial statements. There were no material increases or decreases in Series II's remaining income or expenses for the three months ended September 30, 1996.

     The Partnership's Series II net income for the nine months ended September 30, 1996 increased by approximately $37,000 or 1% from the corresponding period in 1995 primarily due to an increase in interest from mortgage revenue bonds of approximately $156,000 resulting principally from interest received during 1996 due to the release of $140,500 in excess tax and insurance reserves relating to three of the underlying properties. Partially offsetting the increase in net income was an increase in merger-related expenses of approximately $124,000 due to legal and consulting fees and payroll costs incurred during 1996 in connection with the proposed merger. There were no material increases or decreases in Series II's remaining income or expenses for the three months ended September 30, 1996.

     The restatement of the 1995 financial statements resulted in increases of $520,391 and $1,503,438 in the previously reported net income for the three and nine months ended September 30, 1995, respectively. The restatement of the 1995 financial statements also resulted in increases of $0.16 and $0.46 in the previously reported net income per BAC for the three and nine months ended September 30, 1995, respectively. Net income per BAC as previously reported for the three and nine months ended September 30, 1995 was $0.12 and $0.44, respectively.

     Presented below is a summary of base interest payments for the nine months ended September 30, 1996 and 1995 that are due to Series II from the borrowers:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                               For the nine months ended September 30, 1996
                                                -------------------------------------------------------------------------
                                                                     Base Interest                           Cumulative
                                                                       Paid From         Current Base          Unpaid
                                                 Current Base         Properties'          Interest           Full Base
                                                Interest Due(1)      Operations(2)         Not Paid            Interest
                                                ---------------      -------------       ------------        -----------
Ethan's Ridge and
  Ethan's Glen IIB                              $  1,139,062         $  1,056,372        $     82,690        $ 2,084,883
Fountain Place                                     1,489,125            1,093,548             395,577          5,459,075
James Street
  Crossing                                         1,001,818              776,850             224,968          1,920,139
Trailway Pond II                                     752,250              398,157             354,093          2,922,799
                                                ------------         ------------        ------------        -----------
                                                $  4,382,255         $  3,324,927        $  1,057,328        $12,386,896
                                                ============         ============        ============        ===========

                                                               For the nine months ended September 30, 1995
                                                -------------------------------------------------------------------------
                                                                     Base Interest                           Cumulative
                                                                       Paid From         Current Base          Unpaid
                                                 Current Base         Properties'          Interest           Full Base
                                                Interest Due(1)       Operations           Not Paid            Interest
                                                ---------------      -------------       -------------       ------------
    Ethan's Ridge and
      Ethan's Glen IIB                          $  1,139,062         $    871,763        $     267,299       $  1,965,823
    Fountain Place                                 1,489,125            1,090,395              398,730          4,893,097
    James Street
      Crossing                                     1,001,818              794,261              207,557          1,637,286
    Trailway Pond II                                 752,250              412,188              340,062          2,480,937
                                                ------------         ------------         ------------       ------------
                                                $  4,382,255         $  3,168,607         $  1,213,648       $ 10,977,143
                                                ============         ============         ============       ============

(1) The Partnership charges the borrowers interest on unpaid base interest, which totalled $1,061,535 and $874,077 for the nine months ended September 30, 1996 and 1995, respectively.
(2) Includes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Ridge and Ethan's Glen IIB, Fountain Place and James Street Crossing totalled $107,000, $25,700 and $7,800, respectively.

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS
          -----------------

     On September 22, 1995, Irving Zakin commenced a putative class action (the Zakin Action) against the Partnership, its general partner (CRITEF Associates Limited Partnership), its Assignor Limited Partner (CRITEF, Inc.), CRI, William
B. Dockser, H. William Willoughby, CRITEF III, CRITEF III Associates Limited Partnership, CRITEF III, Inc., and CAPREIT (collectively, the Defendants) in the court of Chancery of the State of Delaware in New Castle County (the Chancery Court) (C.A. No. 14558). The complaint alleged, among other things, that the price offered to the BAC Holders in the proposed mergers at the time the complaint was filed was inadequate, and that the Defendants breached their fiduciary duty to the BAC Holders, or aided and abetted such a breach, engaged in self-dealing and misled BAC Holders, in connection with the proposed mergers. The suit sought to enjoin the proposed merger, to obtain damages in an unspecified amount for the BAC Holders, and to compel the Defendants to maximize the amount paid to the BAC Holders and consider unspecified alternatives to the proposed merger.

     On October 5, 1995, David and Johanna Wingard commenced a second putative class action (the Wingard Action) against the Defendants in the Chancery Court (C.A. No 14604). The complaint in the Wingard Action contained virtually the identical allegations and sought virtually the identical relief as in the Zakin Action. The Court consolidated the two actions.

     The Defendants denied that any of them committed or threatened to commit any violations of law or breaches of duty to the BAC Holders.

     On January 31, 1996, the Defendants and the plaintiffs and their respective attorneys reached a tentative settlement of the Zakin and Wingard Actions memorialized in a Memorandum of Understanding (the Memorandum), dated as of such date. In accordance with the Memorandum, the merger agreements were amended on January 31, 1996, to provide that (a) the aggregate cash consideration to be paid to the BAC Holders of the Partnerships was increased by $8.5 million from $150.0 million to $158.5 million (subject to the adjustment up or down based upon Available Cash, as defined in the Restated Merger Agreement), and (b) the aggregate amount payable in consideration for the Accrued Fees payable to CRI for the Partnerships was reduced to no more than $2,000,000 (subsequently reduced to $1,950,000) as compared with $4,023,000 provided for in the original merger agreement. The Defendants also agreed that they would not object to an application for attorneys' fees and reimbursement of out-of-pocket expenses of plaintiffs' counsel for up to 20% of the improved merger consideration negotiated by them with such fees and expenses as are awarded by the Court to plaintiffs' counsel to be paid from the improved merger consideration negotiated by them. Subsequently, the parties agreed that the maximum amount of fees and expenses for the Partnerships, assuming the merger is consummated, shall be $1,700,000, plus an amount equal to 20% (up to a maximum of $75,000) of any adjustment amount at closing. These fees will reduce the cash paid to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees. Counsel for the plaintiffs and experts retained by them reviewed voluminous documents relating to the proposed merger, and took depositions of representatives of the General Partners and CAPREIT and Oppenheimer and Co., Inc., the fairness opinion provider.

     On May 16, 1996, the Defendants and the plaintiffs filed a Stipulation and Agreement of Settlement with the Chancery Court, and sought preliminary approval of the putative class (the Class) and approval of a form of notice to the Class of the proposed Settlement. The Stipulation of Settlement contemplates the complete discharge, settlement and release of all claims that have been, could

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


have been, or in the future might be asserted in any action or any other proceeding in connection with the proposed merger. The Stipulation of Settlement also permits plaintiffs to terminate the proposed settlement if, in their opinion, a superior financial offer is presented for the Partnership.

     On August 13, 1996, following further negotiations between counsel for the plaintiffs and the Defendants and the failure of Dominium to come forward with a firmly committed acquisition proposal superior to CAPREIT's by the date specified by Dominium itself for delivery of an offer, CAPREIT agreed with plaintiffs' counsel to increase the aggregate Redemption Prices being offered by it to the BAC Holders by $2,000,000 and the parties entered into an amendment to the Stipulation of Settlement pursuant to which CAPREIT agreed to so increase the Redemption Prices and plaintiffs' counsel agreed to support the Stipulation of Settlement, as improved by the amendment, notwithstanding any actions Dominium has taken or in the future may take.

     On August 14, 1996, at the fairness hearing on the Stipulation of Settlement, as amended, in the Zakin and Wingard Actions, the Delaware Court of Chancery certified the class of BAC Holders, found that the proposed settlement was fair, reasonable, adequate and in the best interests of the BAC Holders, approved the Stipulation of Settlement, awarded to plaintiffs' counsel fees in the amount of $2 million and entered a final judgment dismissing the actions. The 30-day period to appeal the final judgment expired with no appeal being taken.

     In response to Dominium's September 27 letter to BAC Holders voicing its opposition to the proposed mergers, as discussed previously, on October 3, 1996, the General Partner, CRI, the Partnership, CRITEF III CRITEF III LP, and CAPREIT filed an action against Dominium and its principals in the United States District Court for the Southern District of New York (Civ. Action No. 96 CIV
7684) alleging, among other things, that Dominium and its principals, in order to disrupt the proposed mergers, were engaged in improper proxy solicitations and had made false and misleading statements in violation of Federal securities laws. The plaintiffs sought, among other things, an order barring the defendants from soliciting BAC Holders prior to providing them with a proxy statement and requiring Dominium to issue corrective disclosure with respect to, among other things, its implication that it was intending to propose an alternative offer to the BAC Holders. On October 11, 1996, the U.S. District Court conducted a hearing on plaintiffs' motion for a preliminary injunction, and on October 15, 1996, issued its opinion denying the plaintiffs' motion on the grounds that it found no irreparable harm.

     On September 27, 1996, the same day it mailed its first letter to BAC Holders, Dominium filed an action in Federal District Court for the District of Minnesota (Civ. Action No. 4-96 CIV 956) against Messrs. Dockser, Willoughby, CRI, the Partnership, CRITEF III and the General Partners alleging that the Proxy Statement was false and misleading in violation of Federal securities laws. Dominium also moved for expedited discovery and a briefing order for a preliminary injunction motion (which it never made). The defendants in the Minnesota action denied the allegations and asserted various defenses, including, among others, that Dominium's claims were barred by the settlement of the Zakin and Wingard class action litigations relating to the proposed mergers. The defendants also moved to disqualify Faegre & Benson, Dominium's principal law firm, on the grounds that Faegre & Benson had a conflict of interest by virtue of its concurrent representation of Dominium and various entities which are participants in the financing for proposed mergers.

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


     On October 8, 1996, the defendants in the Minnesota action filed with the Delaware Court of Chancery an Emergency Motion to enforce the Court's Final Order to enjoin Dominium from violating the Final Order entered in the Zakin and Wingard Actions and for civil contempt on the grounds that Dominium was a class member in the Zakin and Wingard Actions and had not opposed or opted out of the proposed class settlement and was therefore bound by the settlement of those actions.

     On October 17, 1996, the Minnesota court issued a decision in the Minnesota action denying Dominium's motion for expedited discovery, finding, among other things, that Dominium already had virtually all of the information it sought and that Dominium was unlikely to prevail in its argument that its claims were not barred by the settlement reached in the Zakin and Wingard Actions.

     On October 17, 1996, counsel for CAPREIT advised the Delaware court that, in light of the ruling in Minnesota, it no longer sought any relief from the Delaware court.

     Following the postponement of the special meeting to be held on October 29, 1996, as discussed previously, CAPREIT and the General Partners discussed the possibility of CAPREIT's increasing the consideration that it was offering to BAC Holders in the proposed mergers, as set forth in the Fourth Amended Agreement. At this time, CAPREIT also approached Dominium in an attempt to settle its differences with Dominium and the outstanding litigations between them and to solicit Dominium's support for the improved proposed merger terms it was considering. Over the course of several days, CAPREIT negotiated with the General Partners and Dominium in an effort to reach an agreement on improved proposed merger terms and on November 6, 1996, CAPREIT agreed with the General Partners to increase the aggregate consideration that it was offering BAC Holders in the proposed mergers by approximately $6.5 million (or approximately $0.60 per BAC) and the General Partners and CRI agreed to reduce by an aggregate of $500,000 the amounts to be paid the General Partners and CRI upon consummation of the proposed mergers. Dominium advised CAPREIT that, in its view, the agreed upon merger consideration maximized BAC Holder values, and that it would endorse and support the proposed mergers if the merger agreements were amended to incorporate these terms.

     In connection with CAPREIT's agreement to increase its merger offer and the execution of the Restated Merger Agreement, on November 6, 1996, CAPREIT and Dominium entered into a settlement agreement pursuant to which, among other things, (i) each of the parties and certain of their affiliates and the partnerships agreed to settle the various lawsuits between them and to release all claims against the other arising from or relating to such actions, the proposed mergers and the related transactions and their respective proxy solicitation efforts; (ii) CAPREIT agreed to pay Dominium $500,000 upon signing of the Restated Merger Agreement and to pay $2.5 million into escrow to be held in escrow for a period of up to two years and to be paid to Dominium upon BAC Holder approval of the proposed mergers or if CAPREIT otherwise acquires control of the Partnerships, in consideration for Dominium's efforts in negotiating an increase in the consideration being offered by CAPREIT in the proposed mergers and the costs Dominium incurred in attempting to make a superior offer and soliciting proxies in opposition to the proposed mergers; and (iii) Dominium agreed to support the proposed mergers and related transactions, cease its solicitation of proxies in opposition to the proposed mergers, and assist CAPREIT and the Partnerships in soliciting proxies in favor of the proposed mergers.

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


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

     On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Montgomery County, Maryland Circuit Court, against CRI and Messrs. Dockser and Willoughby alleging, among other things, that the actions of CRI and Messrs. Dockser and Willoughby in connection with the proposed merger involved self-dealing and constituted a breach of their fiduciary duties to Mr. Schwartzberg. Neither the Partnership nor the General Partner was named as a defendant in this action, and Mr. Schwartzberg did not allege that he was a BAC Holder. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims and moved to dismiss or strike the allegations concerning the Partnership and CRIIMI MAE Inc. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity.

     On February 15, 1996, Mr. Schwartzberg filed suit in the New Castle County, Delaware Chancery Court (the Chancery Court) against the General Partners alleging that he had made demands upon the General Partners, in his capacity as a general and limited partner of the General Partner and a limited partner of CRITEF III LP, to inspect and obtain copies of the BAC Holder lists and other documents and that his demands were rejected. On February 23, 1996, the General Partners answered the complaint, admitting that his demands had been rejected and denying that Mr. Schwartzberg was entitled to the materials requested because, among other things, he lacked standing and proper purpose to inspect and obtain copies of the requested materials. Following a hearing on March 6 and 7, 1996, on June 7, 1996, the Chancery Court denied Mr. Schwartzberg's request for relief, holding that Mr. Schwartzberg's request was for an "improper purpose" under Delaware law.

     On February 16, 1996, the Partnerships, together with the General Partners, CRI, and CAPREIT, filed suit against Mr. Schwartzberg in the United States District Court for the Southern District of New York (the New York Action). The complaint alleged that Mr. Schwartzberg was engaged in an unlawful solicitation of proxies of the BAC Holders through two press releases he issued. On March 18, 1996, the District Court enjoined Mr. Schwartzberg from (1) making any further solicitation of BAC Holders within the meaning of Section 14(a) of the Securities Exchange Act of 1934 without complying with SEC regulations, and (2)

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


committing any violation of Rule 14a-9 promulgated under the Securities Exchange Act (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships.

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

     Pursuant to the resolution of the various disputes between Mr. Schwartzberg, and CRI and its affiliates, the actions in the United States District Court for the Southern District of New York were dismissed with prejudice and the injunction against Mr. Schwartzberg was dissolved on August 8, 1996. All other pending litigation between Mr. Schwartzberg and CRI, Mr. Dockser, and Mr. Willoughby is to be dismissed.

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

     In addition, Mr. Schwartzberg disclosed that he had discussions with Lenner Corp. regarding the terms of the offer and the submission of a competing bid. Lenner Corp. declined to submit a competing offer to the Partnership and has entered into a confidentiality and standstill agreement with CAPREIT regarding the proposed merger and the Partnerships.

     Provided that the Schwartzberg Entities comply with the terms of the CAPREIT Agreement, CAPREIT is obligated to cause to be paid into escrow the aggregate amount of $867,000 in four installments over a three year period. These funds will be used for the partial payment of Mr. Schwartzberg's counsel

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------


and consultants in connection with their review of the merger agreements, drafts of the preliminary and definitive proxy statements filed with the SEC on July 17, 1996 and September 20, 1996, respectively, financial information of the Partnership, Partnership documents, Delaware-related claims, and other documents. CRI will provide CAPREIT with $400,000 in respect of CAPREIT's obligations under the CAPREIT Agreement, counsel for the plaintiffs in the Zakin and Wingard Actions will provide $100,000 in respect of such payments and Mr. Schwartzberg will provide $33,500 of such payments. No such payments other than the first installment will be paid into escrow until the proposed merger has been consummated and each of the payments is contingent upon there having been no defaults on the part of the Schwartzberg Entities or under the third party standstill agreement.

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

     An agreement among Mr. Schwartzberg, CMS and CRI (the CRI Agreement), dated June 12, 1996, in addition to providing that Mr. Schwartzberg will not oppose the proposed mergers, also provides for a resolution of all disputes between CRI and Mr. Schwartzberg. As part of the CRI Agreement, Mr. Schwartzberg and CRI have all agreed not to take any actions which might interfere with each others' businesses. Mr. Schwartzberg has also retracted any derogatory statements that he previously made about CRI, its principals, and the proposed merger, and has promised not to make any similar statements in the future. Although the CRI Agreement provides that it is legally binding, that agreement contemplates execution of a more detailed agreement and the exchange of full general releases between Mr. Schwartzberg and CRI, and Messrs. Dockser and Willoughby.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     On September 20, 1996, the General Partner of the Partnership initiated a solicitation of proxies pursuant to Section 14A of the Securities Exchange Act of 1934 (the Proxy) to vote upon the proposed mergers and related transactions, as discussed previously. The special meeting date for BAC Holders of record as of September 19, 1996 was initially scheduled for October 29, 1996, but was subsequently postponed.

     On October 16, 1996, Dominium initiated a solicitation of proxies pursuant to Section 14A of the Securities Exchange Act of 1934 (the Dominium Proxy) to oppose the proposed merger at the special meeting.

     On October 28, 1996, the General Partner announced a postponement of the special meeting until November 8, 1996 to give BAC Holders more opportunity to vote in view of the competing proxy solicitations from Dominium, as discussed previously.

     In connection with CAPREIT's agreement to increase its merger offer and the execution of the Restated Merger Agreement, on November 6, 1996, CAPREIT and Dominium entered into a settlement agreement pursuant to which, among other things, (i) each of the parties and certain of their affiliates and the

PART II.  OTHER INFORMATION
          -----------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Continued
          ---------------------------------------------------

partnerships agreed to settle the various lawsuits between them and to release all claims against the other arising from or relating to such actions, the proposed mergers and the related transactions and their respective proxy solicitation efforts; (ii) CAPREIT agreed to pay Dominium $500,000 upon signing of the Restated Merger Agreement and to pay $2.5 million into escrow to be held in escrow for a period of up to two years and to be paid to Dominium upon BAC Holder approval of the proposed mergers or if CAPREIT otherwise acquires control of the Partnerships, in consideration for Dominium's efforts in negotiating an increase in the consideration being offered by CAPREIT in the proposed mergers and the costs Dominium incurred in attempting to make a superior offer and soliciting proxies in opposition to the proposed mergers; and (iii) Dominium agreed to support the proposed mergers and related transactions, cease its solicitation of proxies in opposition to the proposed mergers, and assist CAPREIT and the Partnerships in soliciting proxies in favor of the proposed mergers. The Partnership incurred no costs in connection with the settlement between CAPREIT and Dominium.

     On November 7, 1996, the Restated Merger agreement was amended to reflect
(i) an increase in the aggregate consideration offered by the CAPREIT affiliate to BAC Holders, (ii) a decrease in consideration to be paid to the General Partners and CRI in the aggregate amount of $500,000, and an extension of the termination date until February 28, 1997. Dominium advised CAPREIT that, in its view, the new merger consideration maximized BAC Holder values, and that it would endorse and support the proposed mergers.

     On November 8, 1996, the General Partner of the Partnership filed a supplement to the Joint Proxy Statement regarding solicitation of proxies pursuant to Section 14A of the Securities Exchange Act of 1934 (the Proxy Supplement). The special meeting date for BAC Holders of record as of November 12, 1996 is rescheduled for November 27, 1996.

     The purpose of the Proxy Supplement is to solicit approval for the following items:

       i. Approval and adoption of the Restated Merger Agreement among the Partnership, an affiliate of CAPREIT, the General Partner and others. Upon consummation of the proposed merger, all of the BACs would be redeemed for cash at a redemption price of $15.42 per BAC, net to the holder, without interest, subject to upward adjustment based on Available Cash (as defined in the Restated Merger Agreement) to not greater than $15.629 per BAC for Series I, and $15.11 per BAC, net to the holder, without interest, subject to upward adjustment based on Available Cash to not greater than $15.319 per BAC for Series II.

      ii. Approval of the sale of the Partnership's General Partner's 1.01% interest to an affiliate of CAPREIT immediately prior to the consummation of the proposed merger in exchange for $400,000 and the substitution of the CAPREIT affiliate as general partner in its stead.

     iii. Any adjournments of the special meetings to allow for the additional solicitation of BAC Holder votes in order to obtain more votes in favor of items i. and ii. above.

     Under the Proxy Supplement, BAC Holders have an opportunity to recast their previous votes. However, if a new vote is not cast, the last vote submitted for either the Proxy or the Dominium Proxy will constitute the actual vote under the Proxy Supplement.

PART II.  OTHER INFORMATION
          -----------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Continued
          ---------------------------------------------------

     The following is a tabulation of the votes cast under the Proxy Supplement as of November 11, 1996:

     SERIES I and II
     ---------------

               Votes For      Votes Against       Abstained
               ---------      -------------       ---------

       i.        41.4%            25.1%              1.8%
      ii.        41.3%            25.2%              1.8%
     iii.        41.4%            24.5%              2.3%



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A report on Form 8-K was filed with the Commission on August 28, 1996 regarding improved terms of the proposed merger with an affiliate of CAPREIT, as set forth in the Fourth Amended Agreement, as well as the settlement and dismissal of a consolidated class action suit related to the proposed merger.

     Additionally, a report on Form 8-K was filed with the Commission on November 8, 1996 regarding further improved terms of the proposed merger with an affiliate of CAPREIT, as set forth in the Restated Merger Agreement. The report also announced settlement of various disputes between CAPREIT and Dominium, and Dominium's support of the improved proposed merger terms. Lastly, the report announced the rescheduling of the special meetings of BAC Holders on record as of November 12, 1996 to vote on the proposed mergers until November 27, 1996.

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


November 14, 1996             By:  /s/ Deborah K. Browning
----------------------             --------------------------------
Date                               Deborah K. Browning
                                   Vice President/Chief Accounting
                                     Officer

                                   Signing on behalf of the Registrant
                                     and as Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically